Form 10-Q
period 1996-03-31
LCI INTERNATIONAL INC /VA/
filed 1996-05-13
CIK 899760

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

     (Mark One)
     /x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1996
                 ---------------
                                       or

     / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________________ to ____________________

                        Commission file number  0-21602
                                                -------


                          LCI INTERNATIONAL,  INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                            13-3498232
    -------------------------------                    ------------------------------------
    (State of other jurisdiction of                    (I.R.S. Employer Identification No.)
     incorporation or organization)

    8180 Greensboro Drive,  Suite 800
            McLean, Virginia                                          22102
- - ----------------------------------------                           ------------
(Address of principal executive offices)                            (Zip Code)

                                 (703) 442-0220
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X       No
                                                 ------      ------

As of April 30, 1996, there were 66,219,294 shares of LCI International, Inc. Common Stock (par value $.01 per share) outstanding.

                           LCI INTERNATIONAL, INC.

                                    INDEX


                                                                                    PAGE NO.
                                                                                    --------
PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Unaudited Condensed Consolidated Statements of Operations--
                            For the Three Months Ended March 31, 1996 and 1995            3

          Unaudited Condensed Consolidated Balance Sheets--
                            As of March 31, 1996 and December 31, 1995                  4 - 5

          Unaudited Condensed Consolidated Statement of Shareowners' Equity--
                            For the Three Months Ended March 31, 1996                     6

          Unaudited Condensed Consolidated Statements of Cash Flows--
                            For the Three Months Ended March  31, 1996 and 1995           7

          Notes to Interim Unaudited Condensed Consolidated Financial Statements        8 - 13

          Report of Independent Public Accountants                                       14

     Item 2.  Management's Discussion and Analysis of Results of Operations
                            and Financial Condition                                    15 - 24


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                                          25

     Item 6.  Exhibits and Reports on Form 8-K                                           25

SIGNATURE                                                                                26

EXHIBIT INDEX                                                                            27

ITEM 1.  FINANCIAL STATEMENTS

                            LCI INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE  MONTHS ENDED MARCH 31,
                                  (unaudited)
                  (in thousands, except for per share amounts)



                                                                                     1996                  1995
                                                                                ------------          -------------
               REVENUES                                                         $    250,559          $    144,216

               Cost of services                                                      148,587                85,825
                                                                                ------------          ------------

               GROSS MARGIN                                                          101,972                58,391

               Selling, general and administrative expenses                           56,665                31,452

               Depreciation and amortization                                          14,142                 9,704
                                                                                ------------          ------------

               OPERATING INCOME                                                       31,165                17,235

               Other expense, net                                                        273                   225

               Interest expense, net                                                   7,376                 3,242
                                                                                ------------          ------------

               INCOME BEFORE INCOME TAXES                                             23,516                13,768

               Income tax expense                                                      8,230                 3,304

               NET INCOME                                                             15,286                10,464
                                                                                ------------          ------------

               Preferred dividends                                                     1,393                 1,438
                                                                                ------------          ------------

               INCOME  ON COMMON STOCK                                          $     13,893          $      9,026
                                                                                ============          ============

               PER SHARE DATA
               --------------



               Net Income Per Share -
                         Primary and Fully Diluted                              $       0.18          $       0.13
                                                                                ============          ============

               Primary Weighted Average Number of
                     Common Shares                                                    86,335                78,384
                                                                                ============          ============
               Fully Diluted Weighted Average Number of
                         Common Shares                                                86,593                78,822
                                                                                ============          ============


        The accompanying notes are an integral part of these statements.

                            LCI INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                                March 31,              December 31,
                             ASSETS                                1996                    1995
                             ------                        -----------------          --------------
                                                               (unaudited)
 CURRENT ASSETS:
   Trade accounts receivable, net                               $  176,705              $   161,640
   Current deferred tax assets, net                                 23,901                   23,121
   Prepaids and other                                               10,329                   10,120
   Other accounts and notes receivable, net                         10,002                    9,451
                                                                ----------               ----------

              Total current assets                                 220,937                  204,332
                                                                ----------               ----------
 PROPERTY, PLANT AND EQUIPMENT:
   Fiber optic network                                             380,980                  357,294
   General office equipment and building lease                     103,787                   90,806
   Less - Accumulated depreciation and amortization               (187,763)                (181,487)
                                                                ----------               ----------
                                                                   297,004                  266,613

   Plant under construction                                         30,933                   35,334
                                                                ----------               ----------
              Total property, plant and equipment, net             327,937                  301,947
                                                                ----------               ----------
 OTHER ASSETS:

   Excess of cost over net assets acquired, net                    334,030                  245,600
   Other, net                                                       23,665                   21,480
                                                                ----------               ----------

              Total other assets                                   357,695                  267,080
                                                                ----------              -----------

              Total Assets                                      $  906,569              $   773,359

                                                                ==========              ===========


(Continued on next page)

                            LCI INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Continued)
                                 (in thousands)


                                                                            March 31,                December 31,
              LIABILITIES AND SHAREOWNERS' EQUITY                             1996                       1995
              -----------------------------------                         -------------              ------------
                                                                           (unaudited)
CURRENT LIABILITIES:
  Accounts payable                                                        $   15,785               $     39,168
  Facility costs accrued and payable                                          89,750                     66,688
  Accrued expenses and other                                                  35,407                     21,997
                                                                          ----------               ------------

             Total current liabilities                                       140,942                    127,853
                                                                          ----------               ------------
LONG-TERM DEBT                                                               369,000                    260,700
                                                                          ----------               ------------

CAPITAL LEASE OBLIGATIONS                                                     13,875                     14,160
                                                                          ----------                -----------

OTHER LIABILITIES AND DEFERRED CREDITS                                        22,228                     25,868
                                                                          ----------                -----------

COMMITMENTS AND CONTINGENCIES

SHAREOWNERS' EQUITY:
  Preferred stock - Authorized 15,000 Shares, Issued and
    Outstanding 3,999.7 shares at March 31, 1996 and 4,578.1
    shares at December 31, 1995                                               99,993                    114,453
  Common stock - Authorized 100,000 Shares, Issued
     and Outstanding 66,161 shares at March 31, 1996
     and 64,434 shares at December 31, 1995                                      662                        644
  Paid-in capital                                                            315,224                    298,929
  Retained deficit                                                           (55,355)                   (69,248)
                                                                          ----------               ------------

             Total shareowners' equity                                       360,524                    344,778
                                                                          ----------               ------------

             Total Liabilities and Shareowners' Equity                    $  906,569               $    773,359
                                                                          ==========               ============



        The accompanying notes are an integral part of these statements.

                            LCI INTERNATIONAL, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                  (unaudited)
                                 (in thousands)



                                                 Preferred       Common         Paid-       Retained
                                                   Stock          Stock      In Capital      Deficit         Total
                                                 ----------     ---------    ----------    ----------     ---------
 BALANCE AT DECEMBER 31, 1995                    $ 114,453      $     644    $ 298,929      $ (69,248)    $ 344,778

 Employee stock purchases                               --              1        1,378             --         1,379

 Exercise of options/warrants
  and related tax benefits                              --              2          472             --           474

 Conversion of preferred stock                     (14,460)            15       14,445             --            --

 Net Income                                             --             --           --         15,286        15,286

 Preferred dividends                                    --             --           --         (1,393)       (1,393)
                                                 ---------      ---------    ---------      ---------     ---------

 BALANCE AT MARCH 31, 1996                       $  99,993      $     662    $ 315,224      $ (55,355)    $ 360,524
                                                 =========      =========    =========      =========     =========





        The accompanying notes are an integral part of these statements.

                            LCI INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                  (unaudited)
                                 (in thousands)

                                                                            1996                  1995
                                                                        -----------             ----------
 OPERATING ACTIVITIES:
   Net Income                                                             $  15,286             $  10,464
   Adjustments to reconcile net income:
      Depreciation and amortization                                          14,142                 9,704
      Change in deferred income taxes                                         7,646                 1,367
      Change in trade accounts receivable                                   (11,961)              (14,738)
      Change in accounts payable and facility
                cost accrued and payable                                     (1,527)               (9,217)
      Change in other assets/liabilities                                      5,060                  (256)
                                                                          ---------             ---------
         Net cash provided by (used in) operating activities                 28,646                (2,676)
                                                                          ---------             ---------
 INVESTING ACTIVITIES:

   Capital expenditures                                                     (29,630)              (12,098)
   Payments for acquisitions                                                (99,345)                   --
                                                                          ---------             ---------
         Net cash used in investing activities                             (128,975)              (12,098)
                                                                          ---------             ---------
 FINANCING ACTIVITIES:
   Financing fee payments                                                    (2,532)                  (37)
   Net debt borrowings                                                      107,897                20,836
   Preferred dividend payments                                               (1,393)               (1,438)
   Bank overdrafts                                                           (5,496)               (5,284)
   Proceeds from employee stock plans and warrants                            1,853                   697
                                                                          ---------             ---------

         Net cash provided by financing activities                          100,329                14,774
                                                                          ---------             ---------

         Net increase in cash and cash equivalents                               --                    --
                                                                          ---------             ---------

 CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD                        --                    --
                                                                          ---------             ---------

 CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                       $      --             $      --
                                                                          =========             =========

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid for interest                                             $   7,905             $   2,585
                                                                          =========             =========
       Cash paid for income taxes                                         $      19             $     414
                                                                          =========             =========

        The accompanying notes are an integral part of these statements.

                            LCI INTERNATIONAL, INC.
                    NOTES TO INTERIM  CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  (unaudited)


(1)  GENERAL

         The results of operations for the interim periods shown are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair presentation for the three months ended March 31, 1996 and 1995. All such adjustments are of a normal recurring nature.


(2)  BUSINESS ORGANIZATION AND PURPOSE

         The financial statements presented herein include the condensed consolidated statements of operations of LCI International, Inc., a Delaware corporation, and its subsidiaries (LCI or the Company), for the three month periods ended March 31, 1996 and 1995, the condensed consolidated balance sheets as of March 31, 1996 and December 31, 1995, the condensed consolidated statement of shareowners' equity for the three months ended March 31, 1996, and the condensed consolidated statement of cash flows for the three month periods ended March 31, 1996 and 1995.

         LCI is a facilities-based long-distance telecommunications carrier that provides a broad range of domestic and international voice and data services to commercial, wholesale, residential, and small business customers. The Company serves its customers primarily through digital fiber optic facilities which are both leased and owned.


(3)  ACCOUNTING POLICIES

         Reference should be made to the Notes to Consolidated Financial Statements in LCI's 1995 Annual Report, specifically Note 2, for a summary of the Company's significant accounting policies.

         PRINCIPLES OF CONSOLIDATION. The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of LCI and its wholly owned, direct and indirect, subsidiaries. All material intercompany transactions and balances have been eliminated.

         WEIGHTED AVERAGE NUMBER OF COMMON SHARES. The weighted average number of common shares used to calculate earnings per share include common stock and common stock equivalents. The Company's common stock equivalents include common stock issuable pursuant to stock options and common stock warrants, and the 5% Cumulative Convertible Exchangeable Preferred Stock (Preferred Stock). For the three months ended March 31, 1996 and 1995, the weighted average number of common shares include the assumed conversion of Preferred Stock into approximately 10.5 million and 12.1 million shares of common stock, respectively. For the three months ended March 31, 1996 and 1995, outstanding stock options and common stock warrants were reflected in the weighted average number of common shares using the treasury stock method. The fully diluted weighted average number of common shares was calculated using the end of the period closing price of the common stock. The primary weighted average number of common shares was calculated using the average daily closing price of the common stock for the periods. The March 31, 1995 weighted average number of common shares have been adjusted to reflect a 2-for-1 stock split effected in the form of a stock dividend in September 1995.

         INCOME PER SHARE. For the three months ended March 31, 1996 and 1995, the income per share is calculated as net income before preferred dividends divided by the weighted average number of common shares, as defined above. The income per share for the three months ended March 31, 1996 and 1995, represents primary and fully diluted amounts, as the two calculations yield the same results.

         RECLASSIFICATIONS. Certain reclassifications have been made to the consolidated financial statements for 1995 to conform with the 1996 presentation.


(4)  ACQUISITIONS

         In January 1996, the Company purchased the long-distance telecommunications businesses of Teledial America, Inc. (Teledial America), which does business as U.S. Signal Corporation, and an affiliated company, ATS Network Communications, Inc. (ATS). Headquartered in Grand Rapids, Michigan, Teledial America provides long-distance services to commercial customers located primarily in Michigan and throughout the Midwest under the U.S. Signal Corporation name. ATS is a regional long-distance carrier that operates in Tennessee, Mississippi and Arkansas. The Company acquired both companies for approximately $99 million in cash with an additional maximum of $24 million contingent on certain revenue performance and customer retention of Teledial America over an eighteen-month period commencing at the closing date. The acquisitions were treated as purchases for accounting purposes.

         In September 1995, the Company acquired Corporate Telemanagement Group, Inc. (CTG), a Greenville, South Carolina-based provider of long-distance services to commercial customers throughout the U.S. Under the terms of the agreement, the Company acquired all of the outstanding shares of CTG and shares underlying certain outstanding warrants in exchange for $45 million in cash and
4.6 million shares of the Company's common stock valued at approximately $93.2 million, based on the market price of the shares on the date of the acquisition. The acquisition was treated as a purchase for accounting purposes.

         The following unaudited pro forma summary presents the net revenues, net income and earnings per share from the combination of the operations of the Company, CTG and Teledial America as if the acquisitions had occurred at the beginning of the fiscal year. Information is not provided for 1996, as both acquisitions were included in the results of operations from January 1, 1996. The pro forma information is provided for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of the future results of operations of the combined enterprise:

                                                Three Months Ended
 (in thousands, except per share amounts)         March 31, 1995
                                                ------------------
 Net revenues                                         $186,153
 Net income                                             11,477
 Earnings per share                                     $ 0.14


 (5)  REVOLVING CREDIT FACILITY

          In February 1996, the Company increased its existing Revolving Credit Facility (Credit Facility) to $700 million. This Credit Facility amends the $450 million Credit Facility commitment received by the Company in June 1995. The Credit Facility, with a syndicate of banks, is subject to various principal reductions depending on the outstanding balance, until maturity on March 31, 2001. This Credit Facility bears interest at a rate consisting of two components: the base rate component is dependent upon a market indicator; the second component varies from 0.625% to 1.5% depending on the Company's leverage ratio. The weighted average interest rate on the outstanding borrowings under the Credit Facility as of March 31, 1996 was approximately 6.70%.

         The Credit Facility contains various financial covenants, the most restrictive being the leverage ratio requirement. As of March 31, 1996, the Company was in compliance with all Credit Facility covenants.

         As of March 31, 1996, the Company has $369.0 million, outstanding under the Credit Facility. An additional $10.4 million of the Credit Facility is reserved as of March 31, 1996, as a result of letters of credit issued for various business matters.

         The Company entered into an interest rate cap agreement with a syndication of commercial banks in February 1996, that limits the Company's base interest rate exposure on its Credit Facility to 7.5% on a notional principal balance of $130 million for a two-year period ending February 1998. In the event of nonperformance by the commercial bank, the Company would have exposure to the extent of any increase in the base rate component above 7.5%. The Company believes an event of non-performance by the bank would be remote.

 (6)  COMMITMENTS AND CONTINGENCIES

         VENDOR AGREEMENTS. The Company has agreements with certain telecommunications interexchange carriers and third party vendors that require the Company to maintain minimum monthly and/or annual billings based on usage. The Company has a single contract with a minimum annual usage requirement of approximately $48 million which began in August 1995, with increasing annual minimums until July 2000, subject to an underutilization charge. The Company's minimum monthly billing commitments under all other vendor agreements are approximately $5 million through the end of 1996. The Company has historically met all minimum billing requirements and believes that the minimum usage commitments will be met.

         LEGAL MATTERS. Thomas J. Byrnes and Richard C. Otto v. LCI Communications Holdings Co. et al. was filed by two former members of the Company's management on June 28, 1991 in Common Pleas Court, Franklin County, Ohio, alleging age discrimination by the Company among other things, and seeking $42.8 million in compensatory and punitive damages. During 1993, a jury returned a verdict in favor of the Plaintiffs and the Court awarded approximately $8.1 million in damages and attorney's fees.

         Both the Plaintiffs and the Company appealed this matter to the appropriate Court of Appeals in Ohio, which in a two-to-one decision, overruled each of LCI's assignments of error and two of Plaintiffs' claims, and sustained Plaintiffs' request for approximately $0.1 million in pre-judgment interest, in addition to the previous award. The Company filed a Notice of Appeal at the Supreme Court of Ohio (the Court) and in October 1995, the Court agreed to review the decision by the Court of Appeals. Oral arguments have been scheduled before the Court for May 1996. The appeal process has extended for several years and depending on the timing of the ultimate outcome, it is reasonably possible that between $0 and $2.7 million of additional interest expense could be incurred.

         The Company also has been named as a defendant in various other litigation matters. Management intends to vigorously defend these outstanding claims. The Company believes it has adequate accrued loss contingencies and that current pending or threatened litigation matters will not have a material adverse impact on the Company's results of operations or financial position.


(7)  SHAREOWNERS' EQUITY

         COMMON STOCK. The Company has stock option plans under which options to purchase shares of common stock may be granted to directors and key employees. During the three months ended March 31, 1996, the Company granted options to purchase 1,890,000 shares of the Company's common stock. The option price for all options granted was the fair market value of the shares on the date of grant. The Company issued 66,387 and 27,148 shares of common stock during the three months ended March 31, 1996 and 1995, respectively, pursuant to exercises of options under the stock option plans. The Company also has an Employee Stock Purchase Plan and maintains a defined contribution plan for its employees. The Company issued 61,042 and 47,554 shares under its Employee Stock Purchase Plan and 16,616 and 13,888 shares under the defined contribution plan for the three months ended March 31, 1996 and 1995, respectively.

         PREFERRED STOCK. The Company's 5% Cumulative Convertible Exchangeable Preferred Stock (Preferred Stock) is convertible into shares of common stock ($.01 par value) at the option of the holder, at a conversion rate equal to the aggregate liquidation preference of the shares of Preferred Stock surrendered for conversion, divided by the conversion price. The Preferred Stock has a liquidation preference of $25.00 per share plus accrued and unpaid dividends, and a conversion price of $9.50 per share. The conversion is at the option of the holder at anytime. Shareholders converted 578,400 shares of preferred stock into 1,521,997 shares of common stock during the three months ended March 31, 1996. There were no preferred stock conversions during the same period in 1995.

         COMMON STOCK WARRANTS. In 1993 the Company issued warrants exercisable for 5,408,900 shares of common stock at $2.83 per share that expire ten years from the date of issue. During the three months ended March 31, 1996 warrant owners exercised 69,968 warrants for 61,923 shares of common stock. No warrants were exercised during the same period in 1995.


(8)  INCOME TAXES

         The provision for income taxes for the three months ended March 31, 1996 and 1995, consisted of:

                                                                  Three Months
                                                                 Ended March 31,
                                                         ------------------------------
(in thousands)                                               1996               1995
                                                          ---------          ----------
Current tax expense:
   Federal                                                $     422          $    1,500
   State                                                        162                 437
                                                          ---------          ----------
        Total current tax expense                               584               1,937
Deferred tax expense:                                     ---------          ----------
  Increase in deferred tax liabilities                          181                 705
  Decrease in deferred tax asset                              8,662               3,168
  Decrease in valuation allowance                            (1,197)             (2,506)
                                                          ---------          ----------
        Total deferred tax expense                            7,646               1,367
                                                          ---------          ----------

        Total tax expense                                 $   8,230          $    3,304
                                                          =========          ==========

         The decrease in the valuation allowance for the three months ended March 31, 1996 and 1995 resulted from the Company's expected realization of a portion of its net operating loss (NOL) carryforwards in future years based on the Company's growth in recurring operating income in 1996 and 1995, and its expectation of future taxable income, net of a minor increase relating to expected state tax credits.

         The effective income tax rate varies from the Federal statutory rate for the three months ended March 31, 1996 and 1995, as follows:

                                                  Three Months            Three Months
(in thousands)                               Ended March 31, 1996     Ended March 31, 1995
                                            ---------------------     --------------------
Expected tax at Federal
    statutory income tax rate:              $  8,231        35.0%      $  4,819      35.0%
Effect of:
    State income tax expense                   1,178         5.0            437       3.2
    Non-deductible expenses                      318         1.4            350       2.5
    Decrease in valuation allowance           (1,197)       (5.1)        (2,506)    (18.2)
     Other, net                                 (300)       (1.3)           204       1.5
                                            --------    --------       --------    ------

 Income Tax Expense                         $  8,230        35.0%      $  3,304      24.0%
                                            ========    ========       ========    ======

         The effective tax rate for the three months ended March 31, 1996 and 1995 represents the Company's estimated effective tax rate for the periods. This effective tax rate is adjusted quarterly based on the Company's estimate of future taxable income, use of NOLs and the related impact on the valuation allowance. The tax rate reconciliation for the three months ended March 31, 1996 and 1995, reflected the expected financial reporting use of $3.7 million and $6.1 million, respectively, of NOLs which resulted in a $1.5 million and $2.5 million reduction of income tax expense, respectively. As of March 31, 1996, the Company had available $17.3 million of NOLs for financial reporting purposes.

         The Company has generated significant NOLs that may be used to offset future taxable income. Each year's NOL has a maximum 15-year carryforward period. The Company's ability to fully use its NOL carryforwards is dependent upon future taxable income. As of March 31, 1996, the Company had total NOL carryforwards for income tax purposes of $159.9 million subject to various expiration dates beginning in 1998 and ending in 2010.

         The Company's deferred income tax balances include $23.9 million in current deferred tax assets and $3.1 million in other noncurrent assets as of March 31, 1996. As of December 31, 1995 deferred income tax balances included $23.1 million in current deferred tax assets, net and $8.8 million in noncurrent other assets.

         The Company has a valuation allowance remaining of $7.2 million as of March 31, 1996 and $8.4 million as of December 31, 1995.

                    Report of Independent Public Accountants





To The Board of Directors and Shareowners of LCI International, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of LCI International, Inc. (a Delaware corporation) and subsidiaries as of March 31, 1996, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 1996 and 1995, and the condensed consolidated statement of shareowners' equity for the three-month period ended March 31, 1996. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of LCI International, Inc. and subsidiaries as of December 31, 1995 (not presented herein), and, in our report dated March 7, 1996, we expressed an unqualified opinion on that statement.
In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                             ARTHUR ANDERSEN LLP

Washington D.C.
April 24, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION - INDUSTRY ENVIRONMENT

         The Company operates in the almost $80 billion long-distance telecommunications industry. The current industry environment subjects the Company to varying degrees of regulatory and legislative oversight on both the national and state levels. The following potential changes in the regulatory and/or legislative environment can impact the nature and degree of the Company's competition.

LEGISLATIVE MATTERS

         TELECOMMUNICATIONS ACT OF 1996. In February 1996, the Telecommunications Act of 1996 (the Act) was passed by the United States Congress and signed into law by President Clinton. This comprehensive telecommunications legislation was designed to increase competition in the long-distance and local telecommunications industries. The legislation will allow the Regional Bell Operating Companies (RBOCs) to provide long-distance service in exchange for opening their networks to local competition. Under the legislation, the RBOCs can immediately provide interstate long-distance services outside of their local service territories. However, a RBOC must apply to the Federal Communications Commission (FCC) to provide long-distance services within any of the states in which such RBOC operates. The RBOCs must satisfy several pro-competition criteria before the FCC will approve such a request. With the passage of the legislation, the Company can enter local telephone markets by reselling service of local telephone companies or building new facilities.

         In early 1996, the FCC has initiated a number of rulemaking proceedings to comply with the Act. These rulemaking proceedings include addressing certain tariffing issues, defining universal service and determining the extent of regulation and pricing guidelines on the resale of local exchange services. While the Act permits RBOCs to provide out-of-region long-distance service upon enactment, the FCC is also requesting public comment on whether the RBOCs should be treated as dominant carriers if they do not provide such service via a separate subsidiary. The Company is unable to predict what action will be taken by the FCC or how such action will affect the Company's financial position and results of operation.

REGULATORY MATTERS

         TOLL-FREE SERVICE NUMBERS. The Company is also subject to FCC actions dealing with the allocation of "800" and "888" numbers for toll-free services. In February 1996, the FCC authorized carriers to begin reserving "888" numbers and, in March 1996, the "888" prefix became active. Currently, the Company does not expect this change to have a material adverse impact on its operations or financial position.

         LOCAL SERVICE. The Company is involved in state regulatory proceedings in various states to secure approval to resell local service which would enable the Company to provide both local and long-distance services. The Company has received different levels of approval to resell local service in Illinois, Texas, Florida, Connecticut, Michigan and California. The Company is also involved in regulatory proceedings in an effort to require local telephone companies to provide competitive pricing for local services that can be offered on a resale basis by long-distance carriers, including the Company. The Company is unable to predict when and the degree to which it will resell local services.

COMPETITION

         REGULATION OF AT&T. In late 1995, the FCC granted AT&T's request to be treated as a non-dominant carrier relative to the provision of domestic services. AT&T is now seeking to be treated as a non-dominant long-distance carrier relative to its provision of international services. In return for such status, AT&T has proposed that it would be subject to an increased level of regulation than other non-dominant carriers. The Company is unable to predict what action will be taken by the FCC or how such action will affect the Company's financial position and results of operations.

         RBOC MERGERS. In early 1996, SBC Communications Inc. and Pacific Telesis Group, as well as Bell Atlantic Corp. and NYNEX Corp. (all RBOCs) have announced plans to merge. The mergers are subject to regulatory approval and the Company is unable to predict the impact that these mergers might have on competition in the telecommunications industry or on the Company's ability to resell local service.


GENERAL - RESULTS OF OPERATIONS

         The Company's switched revenues are a function of switched minutes of use (MOUs) and rate structure (rates charged per MOU), which in turn are a function of the Company's customer and service mix. Private line revenues are a function of fixed rates that do not vary with usage. The Company's cost of services consists primarily of expenses incurred for origination, termination and transmission of calls through local exchange carriers and transmission through other long-distance carriers. The Company provides service to its customers through digital fiber optic facilities which are both leased and owned. Collectively, these facilities constitute the Company's network (the Network). These results of operations include the acquisitions of Teledial America, Inc. (Teledial America) and ATS Network Communications, Inc. (ATS) from January 1, 1996.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995

         REVENUES. Total revenues increased 74% to $250.6 million and 37% to $144.2 million for the three months ended March 31, 1996 and 1995 over the comparable periods in the prior year, respectively. Internal growth from the Company's base business was 38% in the quarter, with acquisitions representing the remaining increase. The first quarter 1995 growth was generated from the Company's internal base of business. The following table provides further information regarding the Company's revenues:


(in thousands, except switched revenue per (MOU)        Three Months Ended March 31,
                                               --------------------------------------------
                                                   1996              1995            Change
                                               --------------------------------------------
Total Revenues                                 $  250,559         $  144,216           74%

MOUs                                            1,809,657         1,067,9 57           69%

Switched Revenue per MOU(1)                    $   0.1262         $   0.1190            6%

(1)   Switched revenue divided by MOUs

         Switched revenues increased 79% and 39% for the three months ended March 31, 1996 and 1995 over the comparable periods in the prior year, respectively, which was primarily due to an increase in volume (as measured in MOUs) across all service types. This increase in volume accounted for $88.3 million and $42.8 million, respectively of the overall revenue increase. The Company's new service offerings, internal growth from existing sales channels and growth from sales by external third-party agents and distributors accounted for $43.7 million of the first quarter 1996 growth in volumes, whereas acquisitions accounted for the remaining $44.6 million.

         The impact of rate and mix changes was to increase switched revenue by $12.2 million for the three months ended March 31, 1996 over the comparable period in 1995. The Company experienced a 6% increase in revenue per MOU for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase in revenue per MOU reflects several factors. An increasing base of residential/small business and international revenues has favorably impacted revenue per MOU offsetting expanded growth in dedicated access services which have a lower rate and cost structure per MOU. Other factors placing a downward pressure on revenue per MOU include competitive market conditions and the Company's commitment to grow in all market segments, including wholesale and national accounts.

         For the three months ended March 31, 1995 rate and mix changes decreased switched revenues by $6.9 million over the comparable period in 1994. Revenue per MOU decreased 5% for the first quarter of 1995 over the same period in 1994 due to significant growth in wholesale revenue and dedicated access services as well as competitive market conditions.

         Private line revenues increased $5.8 million, or 34%, for the three months ended March 31, 1996, compared to an increase of $3.1 million, or 22%, for the three months ended March 31, 1995 over the same period in 1994 and accounted for the remainder of the overall increase in revenues.

         The Company's overall revenue growth rate was due in part to higher growth rates in residential/small business services and an increase in international service revenues across all business segments. Residential/small business service revenues increased almost 200% and 160% for the three months ended March 31, 1996 and 1995, over the comparable periods in the prior year,
respectively.   The 135% and 125% growth in international service revenues for the first quarter 1996 and 1995, respectively, resulted from the Company's efforts to take full advantage of opportunities in the global telecommunications market. As a result of competitive market conditions and the increasing residential/small business revenue base, the Company has experienced a higher rate of uncollectible accounts and credits issued to customers in the first quarter 1996 as compared to the same period in 1995.

         The Company uses a variety of sales channels to market its services. In addition to its internal sales force, the company uses third-party sales agents to market its commercial and wholesale services. For its residential/small business services, the Company uses a combination of advertising, telemarketing and third party sales agents. With respect to third-party sales agents, compensation for sales is paid to agents in the form of an ongoing commission based upon collected revenue, and the billing and customer service functions are performed by the Company. A nationwide network of third-party sales agents managed by one vendor continued to be the most successful of the Company's sales agents and is accounting for a significant portion of the Company's residential/small business sales. The Company's contract with this vendor has a remaining term of approximately two years and the Company expects the contract to be renewed.

         GROSS MARGIN. The Company's gross margin increased 75% to $102.0 million and 35% to $58.4 million for the three months ended March 31, 1996 and 1995 as compared to the prior year, respectively, primarily due to higher switched revenues.

         The $43.6 million increase in gross margin and the increase in gross margin as a percentage of revenue for the three months ended March 31,1996 have resulted from the growth in residential/small business and international traffic which have a higher revenue per MOU. The combination of this shift in customer mix, lower access costs due to local exchange carrier rate reductions and Network efficiencies have favorably impacted gross margin. This favorable impact was partially offset by competitive pressures in the wholesale and commercial market segments which reduced revenue per MOU. The higher cost of traffic from acquisitions which have not yet been integrated into the Network have also reduced gross margin as a percentage of revenue. The net impact of these factors was an overall improvement in the gross margin percentage to 40.7% for the three months ended 1996 from 40.5% for the same period in 1995.

         The Company continues to evaluate strategies to reduce its cost of services. These strategies include a review of the Company's ability to leverage its embedded fiber optic capacity, as well as to gain access to fiber and broadband capacity through contract negotiations or possible participation in syndications with other carriers. In addition, the Company's most recent acquisitions have a substantial amount of traffic off the Network. The Company's objective in the coming months is to identify traffic that can be cost effectively routed onto the Network and therefore reduce costs. Through these strategies, LCI will improve the reliability and efficiency of the Network, as well as reduce its cost of services as a percentage of revenues.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 80% to $56.7 million and 36% to $31.5 million for the three months ended March 31, 1996 and 1995 as compared to the same periods in the prior year, respectively. As a percentage of revenues, selling, general and administrative expenses were approximately 23% and 22% for the same periods.

         The increase in selling, general and administrative expenses reflects, in part, increased payroll expenses of $8.4 million and $3.1 million for the three months ended March 31, 1996 and 1995, respectively, due to an increase in the number of employees resulting from the Company's expansion and acquisitions. The 63% and 30% increase in the payroll expense over the comparable periods in 1995 and 1994 was less than the corresponding growth in revenues for the same periods. Commission expense also increased $8.9 million and $3.0 million for the same periods, due to the increases in sales and revenues. Billing services expense increased $3.4 million and $1.3 million for the three months ended March 31, 1996 and 1995, respectively, over the comparable periods in the prior year, due to the increase in residential/small business service call volume. Both commission and billing services expenses grew at a faster rate than total revenues due to the shift in customer mix toward residential/small business services.

         The remaining significant increase in selling, general and administrative expenses was primarily from bad debt expense. Bad debt expense increased as a result of the growth in revenue during the first quarter of 1996 and 1995, the negotiation of new local exchange carrier billing agreements that initially require a higher rate for uncollectible accounts, and increased scrutiny of accounts receivable resulting from the transitioning to a new accounts receivable system. The new accounts receivable system provides management with the ability to better analyze and monitor the nature of customer receivable balances. In transitioning to the new accounts receivable system, the Company has evaluated the status of its accounts receivable and increased its bad debt expense to reflect credits and the write-off of uncollectible accounts. As a result of all of the above, an increase in bad debt expense may continue during the remainder of 1996.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense for the three months ended March 31, 1996 increased 46% over the same period in 1995. The dollar increase is a result of the increased capital expenditures required to support the growth in revenue and MOU volumes as well as additional goodwill amortization from the Company's recent acquisitions.
The growth in revenue has exceeded the growth in depreciation and amortization expense which has caused depreciation and amortization expense as a percentage of revenues to decrease to 6% from 7% for the three month period ended March 31, 1996 compared to the same period in 1995. The reduction in depreciation and amortization expense as a percentage of revenues reflects the Company's ability to maximize the application of its facilities and achieve economies of scale from its revenue growth.

         OPERATING INCOME. Operating income increased 81% to $31.2 million and 54% to $17.2 million for the three months ended March 31, 1996 compared to the same period in 1995, due to the factors discussed above. As a percentage of revenues, operating income remained at 12% for the three months ended March 31, 1996 and 1995, reflecting management of expenses during a period of significant growth in revenues and MOUs.

         INTEREST EXPENSE, NET. Interest expense, net of capitalized interest, increased to $7.4 million and $3.2 million for the three months ended March 31, 1996 and 1995, respectively, as compared to the same periods in the prior years. These increases during 1996 and 1995 were primarily due to the increase in outstanding debt compared to the same period in prior years. The Company's acquisition of CTG increased outstanding debt approximately $66 million and the acquisitions of Teledial America and ATS increased outstanding debt approximately $99 million for the three months ended March 31, 1996 over the comparable period in 1995. The Company has $382.9 million in outstanding debt and capital leases as of March 31, 1996, as compared to $274.9 million as of March 31, 1995. The effective weighted average interest rate on all indebtedness outstanding was 8.02% for the three months ended March 31, 1996, as compared to 8.42% for the same period in 1995.

         OTHER EXPENSE, NET. Other expense remained relatively constant at $0.3 million and $0.2 million for the three months ended March 31, 1996 and 1995, respectively.

         INCOME TAX EXPENSE. Income tax expense was $8.2 million for the three months ended March 31, 1996, as compared to $3.3 million for the same period in 1995. The change results from an increase in the estimated effective tax rate from 24% to 35% in 1996 as well as the increase in earnings before income taxes for the three months ended March 31, 1996 as compared to 1995. The effective tax rate is lower than the statutory rate primarily due to the Company's expectation that a portion of the available net operating losses (NOLs) will be realized in future years as permitted by Statement of Financial Accounting Standards No. 109 (See Note 8 to the Condensed Consolidated Financial Statements.)

         PREFERRED DIVIDENDS. Preferred dividends were $1.4 million for the three months ended March 31, 1996 and 1995, as a result of the dividend requirements on the 5% Cumulative Convertible Exchangeable Preferred Stock (Preferred Stock), which was issued in August 1993. The Preferred Stock is convertible into shares of common stock ($.01 par value) of the Company at a conversion price of $9.50 per share subject to adjustment under certain conditions. During the first three months of 1996, Preferred Stock conversions decreased the dividend requirements from the prior years.

         INCOME ON COMMON STOCK. The Company generated income on common stock (after preferred dividends) of $13.9 million for the three months ended March 31, 1996, versus $9.0 million for the comparable period in 1995.

         For the three months ended March 31, 1996 and 1995, the weighted average number of shares includes the assumed conversion of Preferred Stock into approximately 10.5 million and 12.1 million shares of common stock. Common stock equivalents were reflected in the weighted average number of common shares using the treasury stock method.

         For the three months ended March 31, 1996 and 1995, the income per share is calculated as net income before preferred dividends divided by the weighted average number of common shares.

LIQUIDITY AND CAPITAL RESOURCES

         LCI International, Inc. is a holding company and conducts its operations through its direct and indirect wholly owned subsidiaries. There are no restrictions on the movement of cash within the consolidated group and the Company's discussion of its liquidity is based on the consolidated group. The Company measures its liquidity based on cash flow as reported in its Condensed Consolidated Statements of Cash Flow; however, the Company does use other operational measures as outlined below to manage its operations.

         CASH FLOWS - OPERATING ACTIVITIES. The Company provided $28.6 million of cash from operations for the three months ended March 31, 1996 which is an increase of $31.3 million from the same period in 1995. The increase is due primarily to the significant growth in revenues and net income when comparing 1996 to 1995.

         CASH FLOWS - INVESTING ACTIVITIES. The Company has supported its growth strategy with both capital additions and acquisitions. During the three months ended March 31, 1996, the Company spent $29.6 million in capital expenditures to acquire additional switching, transmission and distribution capacity as well as to develop information systems support, representing an increase of $17.5 million from the same period in 1995.

         During the first quarter of 1996, the Company consummated its acquisition of Teledial America and ATS with the use of $99.3 million in cash. The Company had no acquisitions during the same period in 1995.

         CASH FLOWS - FINANCING ACTIVITIES. Financing activities provided a net $100.3 million for the three months ended March 31, 1996, primarily from the proceeds of the Company's Revolving Credit Facility (Credit Facility), representing an increase of $85.6 million from the same period in 1995. The cash provided was used for the acquisitions discussed under the caption Cash Flow-Investing Activities.

         CAPITAL RESOURCES. In February 1996, the Company negotiated an increase in the Credit Facility to $700 million for a five-year period. The Credit Facility allows the Company to borrow liquidity on a daily basis. As a result, the Company uses its available cash to reduce the balance of its Credit Facility and maintains no cash on hand. The Company had $369.0 million outstanding under the Credit Facility with $10.4 million reserved as a result of issued letters of credit. The Company had available $320.6 million under the Credit Facility as of March 31, 1996.

         The banks' commitment to lend is subject to various principal reductions, depending on the outstanding balance, until maturity on March 31, 2001. The Credit Facility contains certain balance sheet, operating cash flow, capital expenditure and negative covenant requirements. As of March 31, 1996, the Company was in compliance with all covenants. The interest rate on the Credit Facility outstanding balance is variable based on several indices (See
Note 5 to the Condensed Consolidated Financial Statements). The weighted average interest rate on the debt outstanding under the Credit Facility was 6.70% and 8.06% on March 31, 1996 and 1995, respectively.

         Although the Company believes it has sufficient operating cash flows and available borrowing capacity to fund its current operations and anticipated capital requirements, the Company has also filed a shelf registration statement with the Securities and Exchange Commission, which would allow the issuance of an additional $300 million of debt and/or equity securities. The Company has not yet determined when or if any new capital financing will be completed.

         The Company is investigating the possibility of exercising its right to redeem the outstanding shares of Preferred Stock on or about August 31, 1996. The redemption price would be $25.50 per share plus accrued and unpaid dividends at the redemption date. The Company believes that substantially all of the Preferred Stock would be converted into shares of common stock as the current market value of the Company's common stock is significantly higher than the equivalent value to be realized upon redemption. The Preferred Stock is convertible into shares of common stock ($.01 par value) of the Company at the option of the holder, at any time, at a conversion rate equal to the aggregate liquidation preference of the shares, divided by the conversion price. The Preferred Stock has a liquidation preference of $25.00 per share plus accrued and unpaid dividends, and a conversion price of $9.50 per share. Should the Preferred stockholders not convert their shares to common stock, the Company would use funds from its Credit Facility or funds from operations for the redemption. The conversion of the Preferred Stock would have no impact on earnings per share as the assumed conversion of the Preferred Stock is already considered in the weighted average share calculation.

         OPERATIONAL MEASURES. The Company uses earnings before interest, income taxes, other expense, depreciation and amortization (EBITDA) and borrowing capacity under its Credit Facility as operational measures of its ability to fund growth and manage expansion. EBITDA should not be considered
(i) as an alternate to net income, (ii) as an indicator of operating performance or cash flows generated by operating, investing or financing activities or (iii) as a measure of liquidity.

         EBITDA increased 68% to $45.3 million for the three months ended March 31, 1996, compared to the same period for 1995. The following table provides a summary of EBITDA, cash interest and preferred dividends coverage ratio and capital spending for comparable periods in 1996 and 1995:

                                                      Three Months Ended March 31,
                                                      ----------------------------
 (in thousands)                                         1996                 1995
                                                      --------             -------
EBITDA                                                  45,307             26,939
Cash Interest and Preferred Dividends                    8,922              4,023
Coverage Ratio(1)                                         5.07x              6.69x
Capital Expenditures and Acquisitions                  128,975             12,098

(1)  EBITDA divided by cash interest and preferred dividends.

         The successful growth in operations, together with the capital changes discussed above, have significantly improved EBITDA during the periods presented.

         INVESTMENT REQUIREMENTS.    In January 1996, the Company purchased the
long-distance telecommunications businesses of Teledial America, Inc. and an affiliated company, ATS Network Communications, Inc. for approximately $99 million in cash with a maximum of an additional $24 million in cash contingent on certain revenue performance criteria over an 18 month period commencing at the closing date (See Note 4 to the Condensed Consolidated Financial Statements.)

         The Company has relied upon strategic acquisitions as a means of expanding its network, sales and service presence and revenues across the country. The Company evaluates each potential acquisition to determine its strategic fit within the Company's growth, operating margin and income objectives. The Company expects to actively explore potential acquisitions and may enter into discussions from time to time with potential acquisition candidates, but there can be no assurance that the Company will be able to enter into agreements with respect to, or consummate, acquisitions on acceptable terms.

         COMMITMENTS AND CONTINGENCIES. The Company has agreements with certain interexchange carriers and third party vendors to lease facilities for originating, terminating and transport services. These agreements require the Company to maintain minimum monthly and/or annual billings based on usage. The Company currently has one significant contract with a third party carrier, however, the costs associated with the contract represent less than 10% of the Company's revenue (See Note 6 to the Condensed Consolidated Financial Statements). The Company manages its Network in order to maximize reliability and redundancy. The Network is managed to keep interruption of service to a minimum. Although most service failures that the Company has experienced have been corrected in a relatively short time period, a catastrophic service failure could interrupt the provision of service by both the Company and its competitors for a lengthy time period. The restoration period for a catastrophic service failure cannot be reasonably determined. The Company has not, however, experienced a catastrophic service failure in its history.

         The Company has been named as a defendant in various litigation matters. Management intends to vigorously defend these outstanding claims. The Company believes that it has adequate accrued loss contingencies and that current pending or threatened litigation matters will not have a material adverse impact on the Company's results of operations or financial condition (See Note 6 to the Condensed Consolidated Financial Statements.)

         FEDERAL INCOME TAXES.   The Company has generated significant NOLs in
prior years that are available to reduce current cash requirements for income taxes. See Note 8 of the Condensed Consolidated Financial Statements for a discussion of the availability and expected utilization of the existing NOLs.

         IMPACT OF INFLATION AND SEASONALITY. The Company does not believe that the relatively moderate levels of inflation which have been experienced in the United States in recent years have had a significant effect on its net revenues or earnings.

         The Company's long-distance revenue is subject to seasonal variations based on each business segment. Use of long-distance services by commercial customers is typically lower on weekends throughout the year, and in the fourth quarter due to holidays. As residential revenue increases as a proportion of the Company's total revenues, the seasonal impact due to changes in commercial calling patterns should be reduced. The Company is unable to predict the impact of a shift to a larger residential customer base.

         PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 - SAFE HARBOR CAUTIONARY STATEMENT. Except for historical information provided in this report, statements made throughout this document, including in this Management's Discussion and Analysis, are forward-looking statements based on current expectations that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include the following: general economic conditions; competition in the telecommunications industry and its impact on pricing; and other risk described from time to time in the Company's Securities and Exchange Commission filings.

 PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Thomas J. Byrnes and Richard C. Otto v. LCI Communications Holdings Co. et al. was filed by two former members of the Company's management on June 28, 1991 in Common Pleas Court, Franklin County, Ohio, alleging age discrimination by the Company among other things. During 1993, a jury returned a verdict in favor of the Plaintiffs and the Court awarded approximately $8.1 million in damages and attorney's fees.

         Both the Plaintiffs and the Company appealed this matter to the appropriate Court of Appeals in Ohio, which in a two to one decision, overruled each of LCI's assignments of error and two of Plaintiffs' claims, and sustained Plaintiffs' request for approximately $0.1 million in pre-judgment interest, in additional to the previous award. The Company filed a Notice of Appeal at the Supreme Court of Ohio (the Court) and in October 1995, the Court agreed to review the decision by the Court of Appeals. Oral arguments have been scheduled before the Court for May, 1996. The appeal process has extended for several years and depending on the timing of the ultimate outcome, it is reasonably possible that between $0 and $2.7 million of additional interest expense could be incurred.

         Vanus James v. LCI International, Inc. et al. and American Communications Network, Inc. was commenced in late May, 1995 in the Supreme Court, Kings County, New York. The plaintiff purports to bring a class action lawsuit against the Company, certain of its affiliates, and American Communications Network, Inc. (ACN), one of the Company's sales agents. The lawsuit alleges that, in an effort to induce prospective customers to sign up for the Company's long distance services, the Company and ACN violated various laws by disseminating false and misleading statements concerning the Company's rates for calls to certain foreign countries. The lawsuit seeks, among other things, compensatory damages of $10 million dollars and punitive damages of $30 million dollars. Based upon its overall assessment of the matter, management is of the opinion that the final resolution of these proceedings will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

         The Company has also been named as a defendant in various other litigation matters incident to the character of its business. The Company believes it has adequate accrued loss contingencies with respect to all litigation matters and that current pending or threatened litigation matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: The exhibits filed as part of this report are set forth in the Index of Exhibits on page 25 of this reports.

(b) Reports on Form 8-K: The company did not file any reports on Form 8-K during the three months ended March 31, 1996.

                                   SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        LCI INTERNATIONAL, INC.



      DATE: May  13 , 1996          BY: /s/ Joseph A. Lawrence
           ---------------             -------------------------------------
                                            Joseph A. Lawrence


                                       Chief Financial Officer,
                                       Senior Vice President Finance and
                                       Corporate Development

                                 EXHIBIT INDEX

The following Exhibits are included in this Quarterly Report on Form 10-Q:



  Exhibit                               Exhibit
  Number                                Description
- - -------------    ----------------------------------------------------------------
11               Statement Regarding Computation of Per Share Earnings

15               Letter Regarding Unaudited Interim Financial Information.

27               Financial Data Schedule