Form 10-Q
period 1996-06-30
LCI INTERNATIONAL INC /VA/
filed 1996-08-14
CIK 899760

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

     (Mark One)
     /x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended  June  30, 1996
                                           --------------
                                       or

     / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from ____________ to _____________

                       Commission file number  0-21602
                                              --------

                          LCI INTERNATIONAL,  INC.
                          ------------------------
           (Exact name of registrant as specified in its charter)


       Delaware                                        13-3498232
- ------------------------------             ------------------------------------
(State of other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

8180 Greensboro Drive,  Suite 800
       McLean, Virginia                                    22102
- -------------------------------------                 ---------------
(Address of principal executive offices)                 (Zip Code)


                                (703) 442-0220
             ---------------------------------------------------
             (Registrant's telephone number, including area code)

            -------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X       No
                                                  ----


As of July 31, 1996, there were 72,555,430 shares of LCI International, Inc. Common Stock (par value $.01 per share) outstanding.

                            LCI INTERNATIONAL, INC.

                                     INDEX


                                                                                                PAGE NO.
                                                                                                --------
PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements

     Unaudited Condensed Consolidated Statements of Operations--
                For the Three and Six Months Ended June 30, 1996 and 1995                            3

     Unaudited Condensed Consolidated Balance Sheets--
                As of June 30, 1996 and December 31, 1995                                          4 - 5

     Unaudited Condensed Consolidated Statement of Shareowners' Equity--
                For the Six Months Ended June 30, 1996                                               6

     Unaudited Condensed Consolidated Statements of Cash Flows--
                For the Six Months Ended June 30, 1996 and 1995                                      7

     Notes to Interim Unaudited Condensed Consolidated Financial Statements                        8 - 13

     Report of Independent Public Accountants                                                       14

Item 2.  Management's Discussion and Analysis of Results of Operations
                and Financial Condition                                                           15 - 25

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                     25

     Item 4.  Submission of Matters to a Vote of Security Holders                                   26

     Item 6.  Exhibits and Reports on Form 8-K                                                      26

SIGNATURE                                                                                           27

EXHIBIT INDEX

EXHIBITS                                                                                            28

ITEM 1.  FINANCIAL STATEMENTS

                            LCI INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                  (in thousands, except for per share amounts)




                                                             For the Three Months                For the Six Months
                                                                Ended June 30,                     Ended June 30,
                                                        -----------------------------      ---------------------------
                                                            1996             1995             1996            1995
                                                        --------------  -------------      ------------  -------------
 REVENUES                                               $  269,419        $ 152,000        $  519,978    $   296,215

 Cost of services                                          157,666           89,826           306,253        175,649
                                                        --------------  -------------      ------------  -------------

 GROSS MARGIN                                              111,753           62,174           213,725        120,566

 Selling, general and administrative expenses               61,557           33,674           118,222         65,126

 Depreciation and amortization                              15,515           10,245            29,657         19,949
                                                        --------------  -------------      ------------  -------------

 OPERATING INCOME                                           34,681           18,255            65,846         35,491

 Interest and other expense, net                             7,513            3,660            15,162          7,127
                                                        --------------  -------------      ------------  -------------

 INCOME BEFORE INCOME TAXES                                 27,168           14,595            50,684         28,364

 Income tax expense                                          9,509            3,503            17,739          6,807
                                                        --------------  -------------      ------------  -------------

 NET INCOME                                                 17,659           11,092            32,945         21,557

 Preferred dividends                                           902            1,437             2,295          2,874
                                                        --------------  -------------      ------------  -------------

 INCOME ON COMMON STOCK                                 $   16,757        $   9,655        $   30,650    $    18,683
                                                        ==============  =============      ============  ==============


 PER SHARE DATA
 --------------

 Income Per Share                                       $     0.20        $    0.14        $     0.38    $      0.27
                                                        ==============  =============      ============  ==============

 Weighted Average Number of Common Shares                   87,614           79,862            87,484         79,794
                                                        ==============  =============      ============  ==============


        The accompanying notes are an integral part of these statements.

                            LCI INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                                                  June 30,              December 31,
                                ASSETS                                              1996                    1995
                                ------                                         --------------        ----------------
                                                                                (unaudited)
 CURRENT ASSETS:
   Trade accounts receivable, net                                                $   187,593          $     161,640
   Current deferred tax assets, net                                                   22,201                 23,121
   Prepaids and other                                                                 11,041                 10,120
   Other accounts and notes receivable, net                                            9,651                  9,451
                                                                               --------------        ----------------

              Total current assets                                                   230,486                204,332
                                                                               --------------        ----------------


 PROPERTY, PLANT AND EQUIPMENT:
   Fiber optic network                                                               391,114                357,294
   General office equipment and building lease                                       108,601                 90,806
   Less - Accumulated depreciation and amortization                                 (192,076)              (181,487)
                                                                               --------------        ----------------
                                                                                     307,639                266,613

   Plant under construction                                                           42,830                 35,334
                                                                               --------------        ----------------

              Total property, plant and equipment, net                               350,469                301,947
                                                                               --------------        ----------------

 OTHER ASSETS:
   Excess of cost over net assets acquired, net                                      341,524                245,600
   Other, net                                                                         47,462                 21,480
                                                                               --------------        ----------------

              Total other assets                                                     388,986                267,080
                                                                               --------------        ----------------

              Total Assets                                                       $   969,941          $     773,359
                                                                               ==============        ================


(Continued on next page)

                            LCI INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Continued)
                                 (in thousands)


                                                                                          June 30,              December 31,
                          LIABILITIES AND SHAREOWNERS' EQUITY                                1996                   1995
                          -----------------------------------                           --------------          --------------
                                                                                          (unaudited)
       CURRENT LIABILITIES:
         Accounts payable                                                                $    13,040             $    39,168
         Facility costs accrued and payable                                                  101,475                  66,688
         Accrued expenses and other                                                           56,199                  21,997
                                                                                        --------------          --------------

                    Total current liabilities                                                170,714                 127,853
                                                                                        --------------          --------------

       LONG-TERM DEBT                                                                        380,400                 260,700
                                                                                        --------------          --------------

       CAPITAL LEASE OBLIGATIONS                                                              13,543                  14,160
                                                                                        --------------          --------------

       OTHER LIABILITIES AND DEFERRED CREDITS                                                 26,068                  25,868
                                                                                        --------------          --------------

       COMMITMENTS AND CONTINGENCIES

       SHAREOWNERS' EQUITY:
         Preferred stock - Authorized 15,000 shares,
           Issued and Outstanding 1,723.3 shares at June 30, 1996 and 4,578.1
           shares at December 31, 1995                                                        43,082                 114,453
         Common stock - Authorized 300,000 shares,
           Issued and Outstanding 72,302 shares at June 30, 1996
           and Authorized 100,000 shares,
           Issued and Outstanding 64,434 shares at December 31, 1995                             723                     644
         Paid-in capital                                                                     374,009                 298,929
         Retained deficit                                                                    (38,598)                (69,248)
                                                                                        --------------          --------------

                    Total shareowners' equity                                                379,216                 344,778
                                                                                        --------------          --------------

                    Total Liabilities and Shareowners' Equity                            $   969,941             $   773,359
                                                                                        ==============          ==============



        The accompanying notes are an integral part of these statements.

                            LCI INTERNATIONAL, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                  (unaudited)
                                 (in thousands)



                                                 Preferred       Common         Paid-        Retained
                                                   Stock          Stock       In Capital      Deficit         Total
                                                 ---------     ---------     ------------    -----------   ----------
 BALANCE AT DECEMBER 31, 1995                    $ 114,453     $    644      $  298,929      $ (69,248)    $ 344,778

 Employee stock purchases                               --            2           2,730             --         2,732

 Exercise of options/warrants
  and related tax benefits                              --            2           1,054             --         1,056

 Conversion of preferred stock                     (71,371)          75          71,296             --            --

 Net Income                                             --           --              --         32,945        32,945

 Preferred dividends                                    --           --              --         (2,295)       (2,295)
                                                 ---------     ---------     ------------    -----------   ----------

 BALANCE AT JUNE 30, 1996                        $  43,082     $    723      $  374,009      $ (38,598)    $ 379,216
                                                 =========     =========     ============    ===========   ==========





        The accompanying notes are an integral part of these statements.

                            LCI INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                                                        For the Six Months
                                                                                            Ended June 30,
                                                                                -------------------------------------
                                                                                        1996                  1995
                                                                                -----------------      --------------
             OPERATING ACTIVITIES:
                   Net cash provided by operating activities                       $     68,017         $       9,889
                                                                                -----------------      --------------
             INVESTING ACTIVITIES:
               Capital expenditures                                                     (64,011)              (37,761)
               Payments for acquisitions and other                                     (118,142)                 --
                                                                                -----------------      --------------
                   Net cash used in investing activities                               (182,153)              (37,761)
                                                                                -----------------      --------------
             FINANCING ACTIVITIES:
               Net debt borrowings                                                      112,643                29,035
               Preferred dividend payments                                               (2,295)               (2,874)
               Proceeds from employee stock plans and warrants                            3,788                 1,711
                                                                                -----------------      --------------
                   Net cash provided by financing activities                            114,136                27,872
                                                                                -----------------      --------------
                   Net increase in cash and cash equivalents                               --                    --
                                                                                -----------------      --------------
             CASH AND CASH EQUIVALENTS AT THE
               BEGINNING OF THE PERIOD                                                     --                    --
                                                                                -----------------      --------------
             CASH AND CASH EQUIVALENTS AT THE
               END OF THE PERIOD                                                   $       --           $        --
                                                                                =================      ==============





        The accompanying notes are an integral part of these statements.

                            LCI INTERNATIONAL, INC.
                    NOTES TO INTERIM  CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  (unaudited)


(1)  GENERAL

         The results of operations for the interim periods shown are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair presentation for the three and six months ended June 30, 1996 and 1995. All such adjustments are of a normal recurring nature.


(2)  BUSINESS ORGANIZATION AND PURPOSE

         The financial statements presented herein include the condensed consolidated statements of operations of LCI International, Inc., a Delaware corporation, and its subsidiaries, collectively referred to as "LCI" or "the Company", for the three and six month periods ended June 30, 1996 and 1995, the condensed consolidated balance sheets as of June 30, 1996 and December 31, 1995, the condensed consolidated statement of shareowners' equity for the six months ended June 30, 1996, and the condensed consolidated statement of cash flows for the six month periods ended June 30, 1996 and 1995.

         LCI is a facilities-based long-distance telecommunications carrier that provides a broad range of domestic and international voice and data services to commercial, wholesale and residential/small business customers. The Company serves its customers primarily through digital fiber optic facilities which are both leased and owned.


(3)  ACCOUNTING POLICIES

         Reference should be made to the Notes to Consolidated Financial Statements in LCI's 1995 Annual Report, specifically Note 2, for a summary of the Company's significant accounting policies.

         PRINCIPLES OF CONSOLIDATION. The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of LCI and its wholly-owned, direct and indirect, subsidiaries. All material intercompany transactions and balances have been eliminated.

         WEIGHTED AVERAGE NUMBER OF COMMON SHARES. The weighted average number of common shares used to calculate earnings per share includes common stock and common stock equivalents, and the assumed conversion of 5% Cumulative Convertible Exchangeable Preferred Stock (Preferred Stock) into shares of common stock. For all periods presented the weighted average number of common shares includes the actual common shares issued for Preferred Stock conversions and the assumed conversion of the remaining Preferred Stock outstanding. The treasury stock method was used to reflect the impact of outstanding stock options and common stock warrants for all periods presented. All share and per share amounts at June 30, 1995 have been adjusted to reflect a 2-for-1 stock split effected in the form of a stock dividend in September 1995.

         INCOME PER SHARE. For the three and six months ended June 30, 1996 and 1995, the income per share is calculated as net income before preferred dividends divided by the weighted average number of common shares, as defined above. Income per share for the three and six months ended June 30, 1996 and 1995, represents primary and fully diluted amounts, as the two calculations yield the same results.

         RECLASSIFICATIONS. Certain reclassifications have been made to the consolidated financial statements for 1995 to conform with the 1996 presentation.


(4)  ACQUISITIONS

         In June 1996, the Company acquired the long-distance assets of Pennsylvania Alternative Communications, Inc. (PACE). LCI acquired the Greensburg, Pennsylvania-based company for approximately $8 million in cash with an additional maximum payment of approximately $5 million contingent on certain revenue performance over a seven-month period. The acquisition was accounted for as a purchase and was not considered significant for financial reporting purposes. The results of operations for PACE were included in the consolidated statement of operations from June 1, 1996.

         In January 1996, the Company purchased the long-distance telecommunications businesses of Teledial America, Inc. (Teledial America), which does business as U.S. Signal Corporation, and an affiliated company, ATS Network Communications, Inc. (ATS). Headquartered in Grand Rapids, Michigan, Teledial America provided long-distance services to commercial customers located primarily in Michigan and throughout the Midwest. ATS is a regional long-distance carrier that operated primarily in Tennessee, Mississippi and Arkansas. The Company acquired both companies for approximately $99 million in cash, with an additional maximum payment of $24 million contingent on certain revenue performance and customer retention over an eighteen-month period commencing at the closing date. The acquisitions were treated as purchases for accounting purposes.

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

         The following unaudited pro forma summary presents the net revenues, net income and earnings per share from the combination of the operations of the Company and its two significant acquisitions, CTG and Teledial America, as if the acquisitions had occurred at the beginning of the 1995 fiscal year. Information is not provided for 1996, as both acquisitions were included in the results of operations from January 1, 1996. The pro forma information is provided for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of the future results of operations of the combined enterprise:


      (in thousands, except per share amounts)               Three Months Ended June      Six Months Ended
                                                                    30, 1995               June 30, 1995
                                                             -----------------------      ----------------
      Net revenues                                                  $  193,937                 $  380,088
      Net income                                                        12,105                     23,583
      Earnings per share                                            $     0.14                 $     0.28


 (5)  REVOLVING CREDIT FACILITY

          In February 1996, the Company increased its existing Revolving Credit Facility (Credit Facility) to $700 million. This Credit Facility amends the $450 million Credit Facility commitment received by the Company in June 1995. The Credit Facility, with a syndicate of banks, is subject to various principal reductions depending on the outstanding balance, until maturity on March 31, 2001. This Credit Facility bears interest at a rate consisting of two components: the base rate component is dependent upon a market indicator; the second component varies from 0.625% to 1.5% depending on the Company's leverage ratio. The weighted average interest rate on the outstanding borrowings under the Credit Facility on June 30, 1996 was 6.46%.

         The Credit Facility contains various financial covenants, the most restrictive being the leverage ratio requirement. As of June 30, 1996, the Company was in compliance with all Credit Facility covenants.

         As of June 30, 1996, the Company has $380.4 million outstanding under the Credit Facility. An additional $10.4 million of the Credit Facility is reserved as of June 30, 1996, as a result of letters of credit issued for various business matters.

         The Company entered into an interest rate cap agreement with a syndicate of commercial banks in February 1996 that limits the Company's base interest rate exposure on its Credit Facility to 7.5% on a notional principal balance of $130 million for a two-year period ending February 1998. In the event of non-performance by the commercial banks, the Company would have exposure to the extent of any increase in the base rate component above 7.5%. The Company believes an event of non-performance by the banks would be remote.

 (6)  COMMITMENTS AND CONTINGENCIES

         VENDOR AGREEMENTS. The Company has agreements with certain telecommunications interexchange carriers and third party vendors that require the Company to maintain minimum monthly and/or annual billings based on usage. The Company has a single contract which began in August 1995, with a minimum annual usage requirement of approximately $48 million with an increasing cumulative minimum until July 2000, and is subject to an underutilization charge. The Company has exceeded the cumulative minimum usage set for 1996. The Company's minimum monthly billing commitments under all other vendor agreements are approximately $6 million through the end of 1996. The Company has historically met all minimum billing requirements and believes that the minimum usage commitments will be met.

         LEGAL MATTERS. Thomas J. Byrnes and Richard C. Otto v. LCI Communications Holdings Co. et al. was filed by two former members of the Company's management on June 28, 1991 in Common Pleas Court, Franklin County, Ohio, alleging age discrimination by the Company among other things, and seeking $42.8 million in compensatory and punitive damages. During 1993, a jury returned a verdict in favor of the Plaintiffs and the Common Pleas Court awarded approximately $8.1 million in damages and attorney's fees.

         Both the Plaintiffs and the Company appealed this matter to the appropriate Court of Appeals in Ohio, which in a two-to-one decision, overruled each of LCI's assignments of error and two of the Plaintiffs' claims, and sustained the Plaintiffs' request for approximately $0.1 million in pre-judgment interest, in addition to the previous award. The Company filed a Notice of Appeal at the Supreme Court of Ohio (the Court) and the Court agreed to review the decision by the Court of Appeals. Oral arguments took place in May 1996. To date the Court has not rendered an opinion on the matter. The appeal process has extended for several years and depending on the disposition and the timing of the ultimate outcome, it is reasonably possible that between $0 and $2.7 million of additional interest expense could be incurred.

         The Company also has been named as a defendant in various other litigation matters. Management intends to vigorously defend these outstanding claims. The Company believes it has adequate accrued loss contingencies and that current pending or threatened litigation matters will not have a material adverse impact on the Company's results of operations or financial position.


(7)  SHAREOWNERS' EQUITY

         COMMON STOCK. The Company has stock option plans under which options to purchase shares of common stock may be granted to directors and key employees. During the six months ended June 30, 1996, the Company granted options to purchase 1,968,000 shares of common stock. The option price for all options granted was the fair market value of the shares on the date of grant. The Company issued 144,442 shares of common stock during the six months ended June 30, 1996 pursuant to exercises of options under all stock option plans. The Company also has an Employee Stock Purchase Plan and maintains a defined contribution plan for its employees. The Company issued 122,127 shares under its Employee Stock Purchase Plan and 28,129 shares under the defined contribution plan for the six months ended June 30, 1996.

         PREFERRED STOCK. The Company's 5% Cumulative Convertible Exchangeable Preferred Stock (Preferred Stock) is convertible into shares of common stock ($.01 par value) at any time at the option of the holder, at a conversion rate equal to the aggregate liquidation preference of the shares of Preferred Stock surrendered for conversion, divided by the conversion price. The Preferred Stock has a liquidation preference of $25.00 per share plus accrued and unpaid dividends, and can be converted into shares of common stock based on a conversion price of $9.50 per share. Shareholders converted 2,854,788 shares of preferred stock into 7,512,340 shares of common stock during the six months ended June 30, 1996.

         On June 3, 1996 the Company announced its intention to redeem the outstanding shares of Preferred Stock on September 3, 1996. The redemption price will be $25.50 per share plus accrued and unpaid dividends through August 31, 1996. The Company believes that substantially all of the Preferred Stock will be converted into shares of common stock as the value to be realized upon conversion (based upon the current market value of the Company's common stock) is significantly higher than the redemption price. Neither the conversion nor the redemption of the Preferred Stock will have an impact on earnings per share since the assumed conversion of the Preferred Stock is already considered in the weighted average share calculation.

         COMMON STOCK WARRANTS. In 1993 the Company issued warrants exercisable for 5,408,900 shares of common stock at $2.83 per share that expire ten years from the date of issue. During the six months ended June 30, 1996 warrant owners exercised 69,968 warrants for 61,923 shares of common stock.


(8)  INCOME TAXES

         The provision for income taxes for the three and six months ended June 30, 1996 and 1995, consisted of :

                                                                    Three Months                          Six Months
                                                                   Ended June 30,                       Ended June 30,
                                                             ------------------------------        -----------------------------
 (in thousands)                                                 1996               1995               1996              1995
                                                             --------------    ------------        ------------    -------------
 Current tax expense (benefit):
   Federal                                                      $  483             $  (934)          $   905             $  566
   State                                                           245                 311               407                748
                                                             --------------    ------------        ------------    -------------
       Total current tax expense (benefit)                         728                (623)            1,312              1,314
                                                             --------------    ------------        ------------    -------------
 Deferred tax expense:
   Increase in deferred tax liabilities                          1,223               1,845             1,404              2,550
   Decrease in deferred tax asset                                8,929               4,877            17,591              8,045
   Decrease in valuation allowance, net                         (1,371)             (2,596)           (2,568)            (5,102)
                                                             --------------    ------------        ------------    -------------
      Total deferred tax expense                                 8,781               4,126            16,427              5,493
                                                             --------------    ------------        ------------    -------------

      Total income tax expense                                  $9,509             $ 3,503           $17,739             $6,807
                                                             ==============    ============        ============    =============

         The decrease in the valuation allowance for the three and six months ended June 30, 1996 and 1995 resulted from the Company's expected realization of a portion of its net operating loss (NOL) carryforwards in future years based on the Company's growth in recurring operating income in 1996 and 1995, and its expectation of future taxable income, net of a minor increase relating to expected state tax credits.

         The effective income tax rate varies from the Federal statutory rate for the three and six months ended June 30, 1996 and 1995, as follows:

                                                          Three Months                Six Months
                                                          Ended June 30,             Ended June 30,
                                                      ----------------------    -----------------------
                                                        1996          1995         1996         1995
                                                      -----------  ---------    ----------  -----------
        Expected tax at Federal
           Statutory income tax rate:                     35.0%        35.0%        35.0%         35.0%
        Effect of:
           State income tax expense                        5.0          4.6          5.0           3.9
           Non-deductible expenses                         1.5         (0.3)         1.5           1.1
           Decrease in valuation allowance, net           (5.0)       (17.8)        (5.1)        (18.0)
           Other, net                                     (1.5)         2.5         (1.4)          2.0
                                                      -----------  ---------    ----------  -----------
                                                          35.0%        24.0%        35.0%         24.0%
                                                      ===========  =========    ==========  ===========

         The effective tax rate of 35% for the three and six months ended June 30, 1996 and 24% for the same periods in 1995 represents the Company's estimated effective tax rate for the periods. This effective tax rate is adjusted quarterly based on the Company's estimate of future taxable income, use of NOLs and the related impact on the valuation allowance. The tax rate reconciliation for the three and six months ended June 30, 1996, reflects the expected financial reporting use of $4.3 million and $8.0 million, respectively, of NOLs which resulted in a $1.7 million and $3.2 million reduction of income tax expense, respectively. As of June 30, 1996 the Company had available $13.0 million of NOLs for financial reporting purposes.

         The Company has generated significant NOLs that may be used to offset future taxable income. Each year's NOL has a maximum 15-year carryforward period. The Company's ability to fully use its NOL carryforwards is dependent upon future taxable income. As of June 30, 1996, the Company had total NOL carryforwards for income tax purposes of $140 million subject to various expiration dates beginning in 1998 and ending in 2010.

         The Company's deferred income tax balances include $22.2 million in current deferred tax assets and $3.9 million in other noncurrent liabilities as of June 30, 1996. As of December 31, 1995 deferred income tax balances included $23.1 million in current deferred tax assets, net and $8.8 million in noncurrent other assets.

         The Company has a valuation allowance remaining of $5.8 million as of June 30, 1996 and $8.4 million as of December 31, 1995. The balance as of June 30, 1996 includes a reserve of $5.2 million against realization of NOLs and $0.6 million reserve against the future realization of state tax credits.

                    Report of Independent Public Accountants





To The Board of Directors and Shareowners of LCI International, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of LCI International, Inc. (a Delaware corporation) and subsidiaries as of June 30, 1996, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 1996 and 1995, the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1996 and 1995, and the condensed consolidated statement of shareowners' equity for the six-month period ended June 30, 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of LCI International, Inc. and subsidiaries as of December 31, 1995 (not presented herein), and, in our report dated March 7, 1996, we expressed an unqualified opinion on that statement.
In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the condensed consolidated balance sheet from which it has been derived.


                                                         ARTHUR ANDERSEN LLP

Washington D.C.
July 24, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION - INDUSTRY ENVIRONMENT

         The Company operates in the almost $80 billion long-distance telecommunications industry. The current industry environment subjects the Company to varying degrees of legislative and regulatory oversight on both the national and state levels. The following potential changes in the legislative and/or regulatory environment can impact the nature and degree of the Company's competition.

LEGISLATIVE MATTERS

         TELECOMMUNICATIONS ACT OF 1996. In February 1996, the Telecommunications Act of 1996 (the Act) was passed by the United States Congress and signed into law by President Clinton. This comprehensive telecommunications legislation was designed to increase competition in the long-distance and local telecommunications industries. The legislation will allow the Regional Bell Operating Companies (RBOCs) to provide long-distance service in exchange for opening their networks to local competition. Under the legislation, the RBOCs can immediately provide interstate long-distance services outside of their local service territories. However, an RBOC must apply to the Federal Communications Commission (FCC) to provide long-distance services within any of the states in which such RBOC currently operates. The RBOCs must satisfy several pro-competition criteria before the FCC will approve such a request. With the passage of the legislation, the Company can enter local telephone markets by reselling service of local telephone companies or building new facilities.

         Under the Act, a telecommunications provider can request initiation of interconnection/resale negotiations with a local exchange company (LEC). In early March, the Company requested in writing to begin good faith negotiations with the RBOCs and several other LECs. On June 27, 1996, the Company notified the RBOCs, Cincinnati Bell, GTE and Sprint United that it was withdrawing from formal negotiations for local service under the Act. LCI's action came as a result of the Company's unsuccessful attempts to reach local service agreements with each of the respective LECs. LCI withdrew from formal negotiations with several of the LECs because they failed to provide the necessary technical and pricing information fundamental to offering competitive local telephone service. The Act provides that if the parties have not reached an agreement between 135 to 160 days from the beginning of negotiations, the Company may request arbitration from the appropriate state agency. The Company's withdrawal, which occurred before the 160 day deadline, preserves LCI's rights to arbitrate any unresolved issues. In the case of Ameritech, Bell South and Sprint United, the parties mutually consented to withdraw from negotiations.

         While LCI has formally withdrawn from local service negotiations, it continues to have discussions with various LECs, competitive access providers and other telecommunications service providers relative to providing local service. The Company will continue to pursue its strategy of offering local service and does not believe that its withdrawal from formal negotiations will impede or significantly delay its entry into the local service market.

REGULATORY MATTERS

         LOCAL INTERCONNECTION AND RESALE. On August 1, 1996, the FCC adopted an order to implement policies and rules regarding local service competition as required under the Act. In preliminary form, the FCC has established a minimal national framework for the purchase of unbundled local network elements, resale discounts, and procedures by which agreements for the provision of local service through LECs are to be arbitrated. The Company views the FCC's action as an effective first step toward facilitating competition in local services.

         The FCC has also initiated a number of other rulemaking proceedings to comply with the Act. These rulemaking proceedings include addressing certain tariff-related issues, the definition of universal service, accounting and non-accounting safeguards relative to the RBOCs' provision of in-region long distance service, and rate deaveraging. The Company is unable to predict what action will be taken by the FCC or how such action will affect the Company's financial position and results of operation.

         LOCAL SERVICE. The Company is involved in state regulatory proceedings in various states to secure approval to resell local service which would enable the Company to provide combined local and long-distance services to existing and prospective customers. The local service industry is estimated to be an $80 billion market. The Company believes that it has significant opportunities in this industry. The Company has received different levels of approval to resell local service in Illinois, Texas, Florida, Connecticut, Michigan, California, Maryland, Tennessee and New York and has applications for local service authority pending in nineteen other states. The Company is unable to predict when and the degree to which it will resell local services.

         RBOC ENTRY INTO OUT-OF-REGION LONG DISTANCE. The Act granted the RBOCs the authority to provide out-of-region long-distance services. In response, the FCC granted the ability for an RBOCs that provides interstate interexchange services through an affiliate to obtain non-dominant regulatory treatment on an interim basis, if the affiliate complies with certain safeguards. The safeguards require that the affiliate maintain separate books of accounts, does not jointly own transmission or switching facilities with the RBOC, and obtain any tariffed services from the affiliated RBOC at tariffed rates and conditions.

         RBOC MERGERS. In early 1996, SBC Communications Inc. and Pacific Telesis Group, as well as Bell Atlantic Corp. and NYNEX Corp. (all are RBOCs) announced plans to merge. The mergers are subject to review and approval by various state and Federal agencies. The Company is unable to predict what impact, if any, these potential mergers, if approved, might have on competition in the telecommunications industry or on the Company.

GENERAL - RESULTS OF OPERATIONS

         The Company's switched revenues are a function of switched minutes of use (MOUs) and rate structure (rates charged per MOU), which in turn are a function of the Company's customer and service mix. Private line revenues are a function of fixed rates that do not vary with usage. The Company's cost of services consists primarily of expenses incurred for origination, termination and transmission of calls through local exchange carriers and transmission through other long-distance carriers. The Company provides service to its customers through digital fiber optic facilities which are both leased and owned. Collectively, these facilities constitute the Company's network (the Network). These results of operations include the acquisition of Pennsylvania Alternative Communications, Inc. (PACE) from June 1, 1996, and the acquisitions of Teledial America, Inc. (Teledial America) and ATS Network Communications, Inc. (ATS) from January 1, 1996.


RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1995

         REVENUES. Total revenues increased 77% to $269.4 million and 76% to $520.0 million for the three months and six months ended June 30, 1996, respectively, over the comparable periods in 1995. Internal growth from the Company's base business was 42% in the quarter, with acquisitions representing the remaining increase. The following table provides further information regarding the Company's revenues:

(in thousands,                               Three Months                         Six Months
except switched revenue per MOU)            Ended June 30,                       Ended June 30,
                                    -------------------------------     --------------------------------
                                      1996        1995       Change      1996        1995        Change
                                    -------------------------------     --------------------------------
Total Revenues                      $ 269,419   $ 152,000       77%      $ 519,978  $ 296,215      76%

MOUs                                1,954,998   1,112,945       76%      3,764,655  2,180,903      73%

Switched Revenue per MOU(1)         $  0.1272   $  0.1210        5%      $  0.1267  $  0.1200       6%

(1)Switched revenue divided by MOUs

         Commercial revenues increased approximately 60% for three and six months ended June 30, 1996 compared to the same periods in 1995 and continued to represent more than half of the Company's total revenues. Residential/small business service revenues increased approximately 170% and 180% for the three and six months ended June 30, 1996, respectively, over the comparable periods in the prior year. The residential/small business segment represented approximately 30% of total revenues for the three and six months ended June 30, 1996 as compared to approximately 20% for the same periods in prior years. The wholesale segment experienced higher growth rates of approximately 35% and 25% for the three and six months ended June 30, 1996, respectively, as compared to the same periods in 1995, as a result of the Company's continual evaluation of the potential margin in this service line and the decision to take advantage of profitable opportunities. The wholesale service line represented approximately 15% of total revenue during 1996 compared to 20% of total revenue during 1995.

         Growth in international service revenues across all business segments continued in excess of 135% for both the three months and six months ended June 30, 1996 compared to the same periods in 1995 and resulted from the Company's efforts to take full advantage of opportunities in the global telecommunications market.

         The Company experienced a 5% and 6% increase in revenue per MOU for the three and six months ended June 30, 1996, respectively, as compared to the same periods in 1995. This increase in revenue per MOU reflects several factors. An increasing base of residential/small business and international revenues with higher rate structures per MOU has favorably impacted revenue per MOU, but this increase was partially offset by the higher level of sales allowance required in 1996. Other factors placing a downward pressure on revenue per MOU include competitive market conditions, a mix shift in international service to countries with lower rate structures in 1996 compared to 1995, expanded growth in dedicated access services and the Company's commitment to grow in all market segments, including wholesale and national accounts, all of which have a lower rate structure per MOU.

         The Company uses a variety of sales channels to market its services. In addition to its internal sales force, the Company uses a combination of advertising, telemarketing and third-party sales agents. With respect to third-party sales agents, compensation for sales is paid to agents in the form of an ongoing commission based upon collected revenue while the billing and customer service functions are performed by the Company. A nationwide network of third-party sales agents managed by one vendor continued to be the most successful of the Company's sales agents and is accounting for a significant portion of the Company's residential/small business sales. In June 1996, the Company extended the contract with this vendor through April 2011. In consideration for the contract extension, and exclusivity and non-compete provisions, the Company has committed to make three payments on designated dates, which will be amortized over the life of the contract. A portion of the payments is contingent on future performance of this vendor.

         GROSS MARGIN. The Company's gross margin increased 80% to $111.8 million and 77% to $213.7 million for the three and six months ended June 30, 1996, respectively, as compared to the prior year. The $50.0 million and $93.2 million increases over the prior year are primarily a result of the continued increase in revenues. During the three and six months ended June 30, 1996, the gross margin percentage increased to 41.5% and 41.1%, respectively, from 40.9% and 40.7%, respectively, for the same periods in 1995.

         The growth in the Company's gross margin as well as the increase in gross margin as a percentage of revenue, resulted from the net impact of several items. The growth in residential/small business and international traffic, which has a higher revenue per MOU compared to other service offerings, had a favorable impact on gross margin. Even with the mix shift in international service to countries with lower rates per MOU, management has reduced the cost per MOU at a greater rate than the mix shift. The improvements in Network efficiencies and lower access costs due to local exchange carrier rate reductions provided cost savings which also favorably impacted gross margin. During the second quarter of 1996 approximately 95% of the Company's domestic traffic was carried on the Network compared to approximately 90% for the comparable period in 1995. The Network efficiencies were a result of the integration of acquisition traffic onto the Network and improved application of Network optimization techniques.

         The favorable impact on gross margin was partially offset by competitive pressures in the commercial market segment which reduced revenue per MOU and related gross margins. The higher cost of traffic from acquisitions which has not yet been integrated onto the Network has also reduced gross margin as a percentage of revenue. The net impact of all of these factors resulted in an overall improvement in the gross margin as a percentage of revenue.

         The Company continues to evaluate strategies to reduce its cost of services. These strategies include a review of the Company's ability to leverage its embedded fiber optic capacity, as well as gain access to fiber optic and broadband capacity through contract negotiations or other arrangements with carriers. In addition, the Company continues to identify off-network traffic from acquisitions that can be cost effectively routed onto the Network and therefore reduce costs. Through these strategies, LCI plans to improve the reliability and efficiency of the Network as well as reduce its cost of services per MOU.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 83% to $61.6 million and 82% to $118.2 million for the three and six months ended June 30, 1996, respectively, as compared to the same periods in the prior year. The increases in selling, general and administrative expenses resulted primarily from corresponding increases in revenue for the same periods. As a percentage of revenues, selling, general and administrative expenses were approximately 22.8% and 22.7% for the three and six months ended June 30, 1996, respectively, which represented an increase over the percentage of revenues of approximately 22.2% and 22.0% for the same periods in 1995, respectively.

         The increase in selling, general and administrative expenses reflects, in part, the $10.0 million and $18.8 million increase in commission expense for the three months and six months ended June 30, 1996, respectively, over the comparable periods in 1995 due to the increases in sales and revenues. Billing services expense increased $3.8 million and $7.2 million for the same periods in 1996, respectively, over the comparable periods in 1995 due to the increase in residential/small business service call volume. Both commission and billing services expenses grew at a faster rate than revenues due to the shift in customer mix toward residential/small business services which were growing faster than their related costs. The Company expects the continued increase in the residential/small business segments, with the corresponding shift in the customer mix, will result in continued increases in these components of selling, general and administrative expenses.

         Payroll expenses increased $9.4 million and $17.8 million for the three and six months ended June 30, 1996, respectively, due to an increase in the number of employees resulting from the Company's expansion and acquisitions. The growth in the payroll expense during 1996 over the comparable periods in 1995 was less than the corresponding growth in revenues for the same periods.

         Another increase in selling, general and administrative expenses during the three month and six months ended June 30, 1996 was caused by the increase in bad debt expense. Bad debt expense increased as a result of the growth in revenue during 1996, the increase in the customer mix toward the residential/small business service segment, the geographic mix of the residential/small business moving outside the midwest which historically has a lower bad debt rate, as well as increased scrutiny of accounts receivable resulting from the transition to a new accounts receivable system. The new accounts receivable system provided management with the ability to better analyze and monitor the nature of customer receivable balances. The Company evaluated the status of its accounts receivable and increased its provision for bad debt expense to reflect credits and the write-off of uncollectible accounts. As a result of all of the above, an increase in bad debt expense may continue during the remainder of 1996, but as a percentage of revenues bad debt expense increased slightly during the three and six months ended June 30, 1996 over the comparable periods in 1995.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense for the three and six months ended June 30, 1996 increased 51% and 49%, respectively, over the same periods in 1995. The dollar increase is a result of the increased capital expenditures required to support the growth in revenue and MOU volumes, as well as additional goodwill amortization from the Company's recent acquisitions. The growth in revenue exceeded the growth in depreciation and amortization expense which caused depreciation and amortization expense as a percentage of revenues to decrease to 6% for the three and six month periods ended June 30, 1996, respectively, from 7% for the same periods in 1995. The reduction in depreciation and amortization expense as a percentage of revenues reflects the Company's ability to maximize the application of its facilities and achieve economies of scale from its revenue growth.

         OPERATING INCOME. Operating income increased 90% to $34.7 million and 86% to $65.9 million for the three and six months ended June 30, 1996, respectively, compared to the same period in 1995 due to the factors discussed above. As a percentage of revenues, operating income increased to 13% for the three and six months ended June 30, 1996 compared to 12% for the same periods in 1995, reflecting management of expenses during a period of significant growth in revenues and MOUs.

         INTEREST AND OTHER EXPENSE, NET. Interest and other expense, net of capitalized interest, increased to $7.5 million and $15.2 million for the three and six months ended June 30, 1996, respectively, from $3.7 million and $7.1 million for the same periods in 1995, respectively. The higher levels of outstanding debt during 1996 compared to the same periods in 1995 resulted in increased interest expense during these periods. The Company's acquisitions of CTG, Teledial America, ATS and PACE increased outstanding debt approximately $173 million for the three and six months ended June 30, 1996 over the comparable periods in 1995. The Company had $393.9 million in outstanding debt and capital leases as of June 30, 1996 as compared to $178.4 million as of June 30, 1995. The effective weighted average interest rate on all indebtedness outstanding was 7.71% and 7.87% for the three and six months ended June 30, 1996, respectively, as compared to 8.16% and 8.29% for the same periods in 1995, respectively.

         INCOME TAX EXPENSE. Income tax expense was $9.5 million and $ 17.7 million for the three and six months ended June 30, 1996, respectively, as compared to $3.5 million and $6.8 million for the same periods in 1995, respectively. The increase in income tax expense was a result of an increase in the estimated effective tax rate to 35% in 1996 from 24% in 1995, as well as the increase in income before income taxes for the periods in 1996 as compared to 1995. The effective tax rate is lower than the statutory rate primarily due to the Company's expectation that a portion of the available net operating losses (NOLs) will be realized in future years as permitted by Statement of Financial Accounting Standards No. 109 (See Note 8 to the Condensed Consolidated Financial Statements.)

         PREFERRED DIVIDENDS. Preferred dividends were $0.9 million and $2.3 million for the three and six months ended June 30, 1996, respectively, as a result of the dividend requirements on the 5% Cumulative Convertible Exchangeable Preferred Stock (Preferred Stock), which was issued in August 1993. During the first three and six months of 1996 Preferred Stock conversions of 578,400 and 2,854,788, respectively, decreased the amount of Preferred Stock outstanding. As a result of the conversions the corresponding preferred dividend payments decreased during 1996 as compared to 1995.

         INCOME ON COMMON STOCK. The Company generated income on common stock (after preferred dividends) of $16.8 million and $30.7 million for the three and six months ended June 30, 1996, respectively, as compared to $9.7 million and $18.7 million for the same periods in 1995, respectively.

  LIQUIDITY AND CAPITAL RESOURCES

         LCI International, Inc. is a holding company and conducts operations through its direct and indirect wholly-owned subsidiaries. There are no restrictions on the movement of cash within the consolidated group and the Company's discussion of its liquidity is based on the consolidated group. The Company measures its liquidity based on cash flow as reported in its Condensed Consolidated Statements of Cash Flow; however, the Company does use other operational measures as outlined below to manage its operations.

         CASH FLOWS - OPERATING ACTIVITIES. The Company provided $68.0 million of cash from operations for the six months ended June 30, 1996 which is an increase of $58.1 million from the same period in 1995. The increase is due to stronger cash collections in 1996 when compared to 1995 and the significant growth in revenues and net income for the same period.

         CASH FLOWS - INVESTING ACTIVITIES. The Company has supported its growth strategy with both capital additions and acquisitions. During the six months ended June 30, 1996, the Company spent $64.0 million in capital expenditures to acquire additional switching, transmission and distribution capacity as well as to develop information systems support, representing an increase of $26.3 million from the same period in 1995.

         The Company's acquisitions of Teledial America and ATS in the first quarter of 1996, as well as the acquisitions of PACE and other intangible assets in the second quarter of 1996 resulted in the use of $118.1 million in cash for the six months ended June 30, 1996. The Company had no acquisitions during the same period in 1995.

         CASH FLOWS - FINANCING ACTIVITIES. Financing activities provided a net $114.1 million for the six months ended June 30, 1996, primarily from the proceeds of the Company's Revolving Credit Facility (Credit Facility), representing an increase of $86.3 million from the same period in 1995. The cash provided was primarily used for the acquisitions and capital expenditures discussed under the caption Cash Flow- Investing Activities.

         CAPITAL RESOURCES. In February 1996, the Company negotiated an increase in the Credit Facility to $700 million for a five-year period. The Credit Facility allows the Company to borrow on a daily basis. As a result, the Company uses its available cash to reduce the balance of its Credit Facility and maintains no cash on hand. The Company had $380.4 million outstanding under the Credit Facility with $10.4 million reserved as a result of issued letters of credit, resulting in $309.2 million available under the Credit Facility as of June 30, 1996.

         The banks' commitment under the Credit Facility is subject to various principal reductions, depending on the outstanding balance, until maturity on March 31, 2001. The Credit Facility contains certain balance sheet, operating cash flow, capital expenditure and negative covenant requirements. As of June 30, 1996, the Company was in compliance with all covenants. The interest rate on the Credit Facility outstanding balance is variable based on several indices (See Note 5 to the Condensed Consolidated Financial Statements). The weighted average interest rate on the debt outstanding under the Credit Facility was 6.46% and 7.06% at June 30, 1996 and 1995, respectively.

         Although the Company believes it has sufficient operating cash flows and available borrowing capacity to fund its current operations and anticipated capital requirements, the Company continues to evaluate other sources of financing. The Company has filed a shelf registration statement with the Securities and Exchange Commission, which would allow the issuance of an additional $300 million of debt and/or equity securities. The Company is also investigating a securitization program of accounts receivable balances to provide an additional source of capital. If completed, the funds from the transaction would be used to reduce the balance on the Credit Facility. The Company has not yet determined when or if any new capital financing will be completed.

         On June 3, 1996, the Company announced its intention to redeem the outstanding shares of Preferred Stock on September 3, 1996. The redemption price will be $25.50 per share plus accrued and unpaid dividends through August 31, 1996. The Company believes that substantially all of the Preferred Stock will be converted into shares of common stock as the value to be realized upon conversion (based upon the current market value of the Company's common stock) is significantly higher than the redemption price. The Preferred Stock is convertible into shares of common stock ($.01 par value) of the Company at the option of the holder, at any time, at a conversion rate equal to the aggregate liquidation preference of the shares, divided by the conversion price. The Preferred Stock has a liquidation preference of $25.00 per share plus accrued and unpaid dividends, and can be converted into shares of common stock based on a conversion price of $9.50 per share. If all preferred stockholders do not convert their shares to common stock, the Company will use funds from operations or from its Credit Facility for the redemption. Neither the conversion nor the redemption of the Preferred Stock will have an impact on earnings per share as the assumed conversion of the Preferred Stock is currently reflected in the weighted average share calculation. Upon conversion or redemption of all of the Preferred Stock outstanding, the dividend payments will no longer be required resulting in annual savings of $5.7 million, based upon the original 4.6 million shares issued in August 1993.

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

         EBITDA increased 76% to $50.2 million and 72% to $95.5 million for the three and six months ended June 30, 1996, respectively, compared to the same period for 1995. The following table provides a summary of EBITDA, cash interest and preferred dividends coverage ratio and capital spending for comparable periods in 1996 and 1995:

                                                   Three Months Ended        For the Six Months Ended
                                                        June 30,                      June 30,
                                               ------------------------     --------------------------
(in thousands)                                     1996          1995             1996       1995
                                               -----------  -----------     -----------   ------------
EBITDA                                            $50,196      $28,500      $ 95,503        $55,440
Cash Interest and Preferred Dividends               7,544        5,762        16,466          9,784
Coverage Ratio (1)                                   6.65x        4.95x         5.80x          5.67x

Capital Expenditures and Acquisitions             $53,178      $25,663      $182,153        $37,761


   (1) EBITDA divided by cash interest and preferred dividends.


         The successful growth in operations, together with the capital changes discussed above, have significantly improved EBITDA during the periods presented.

         CAPITAL REQUIREMENTS. In June 1996, the Company purchased the long-distance assets of PACE for approximately $8 million in cash with a maximum payment of an additional $5 million in cash contingent on certain revenue performance over a seven-month period. In January 1996, the Company purchased the long-distance telecommunications businesses of Teledial America, Inc. and an affiliated company, ATS Network Communications, Inc. for approximately $99 million in cash with a maximum payment of an additional $24 million in cash contingent on certain revenue performance criteria over an eighteen-month period commencing on the closing date. (See Note 4 to the Condensed Consolidated Financial Statements.)

         The Company has relied upon strategic acquisitions as a means of expanding its network, sales and service presence and revenues across the country. The Company evaluates each potential acquisition to determine its strategic fit within the Company's growth, operating margin and income objectives. The Company expects to actively explore potential acquisitions and may enter into discussions from time to time with potential acquisition candidates, but there can be no assurance that the Company will be able to enter into agreements in the future with respect to, or consummate, acquisitions on acceptable terms.

         During May the Company extended an agreement with a distributor. A similar arrangement with an affiliated party is expected to be finalized during the next quarter. In consideration for the contract extension as well as exclusivity and non-compete provisions, the Company will make payments on various designated dates over several years in accordance with the two agreements. These payments will be amortized over the respective contract terms.

         COMMITMENTS AND CONTINGENCIES. The Company has agreements with certain interexchange carriers and third-party vendors to lease facilities for originating, terminating and transport services. These agreements require the Company to maintain minimum monthly and/or annual billings based on usage. The Company currently has one significant contract with a third-party carrier, however, the costs associated with the contract represent less than 10% of the Company's revenue (See Note 6 to the Condensed Consolidated Financial Statements). The Company manages its Network in order to maximize reliability and redundancy and is managed to keep interruption of service to a minimum. Although most service failures that the Company has experienced have been corrected in a relatively short time period, a catastrophic service failure could interrupt the provision of service by both the Company and its competitors for a lengthy time period. The restoration period for a catastrophic service failure cannot be reasonably determined. The Company has not, however, experienced a catastrophic service failure in its history.

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

         PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 - SAFE HARBOR CAUTIONARY STATEMENT. Except for historical information provided in this report, including, without limitation, statements in this report expressing the beliefs and expectations of management regarding the Company's future results and performance, are forward-looking statements based on current expectations that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially from management expectations include the following: general economic conditions; competition in the telecommunications industry, including RBOC entry into the long distance industry and its impact on pricing; the ability of the Company's direct sales force and alternative channels of distribution to obtain new sales; the adoption and application of rules and regulations implementing the Telecommunications Act of 1996; and other risks described from time to time in the Company's Securities and Exchange Commission filings.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Thomas J. Byrnes and Richard C. Otto v. LCI Communications Holdings Co. et al. was filed by two former members of the Company's management on June 28, 1991 in Common Pleas Court, Franklin County, Ohio, alleging age discrimination by the Company among other things. During 1993, a jury returned a verdict in favor of the Plaintiffs and the Common Pleas Court awarded approximately $8.1 million in damages and attorney's fees.

         Both the Plaintiffs and the Company appealed this matter to the appropriate Court of Appeals in Ohio, which in a two to one decision, overruled each of LCI's assignments of error and two of the Plaintiffs' claims, and sustained the Plaintiffs' request for approximately $0.1 million in pre-judgment interest, in additional to the previous award. The Company filed a Notice of Appeal at the Supreme Court of Ohio (the Court) and the Court agreed to review the decision by the Court of Appeals. Oral arguments took place in May 1996. To date the Court has not rendered an opinion on the matter. The appeal process has extended for several years, and depending on the disposition and the timing of the ultimate outcome, it is reasonably possible that between $0 and $2.7 million of additional interest expense could be incurred.

         Vanus James v. LCI International, Inc. et al. and American Communications Network, Inc. was commenced in late May 1995 in the Supreme Court, Kings County, New York. The plaintiff purports to bring a class action lawsuit against the Company, certain of its affiliates, and American Communications Network, Inc. (ACN), one of the Company's sales agents. The lawsuit alleges that, in an effort to induce prospective customers to sign up for the Company's long distance services, the Company and ACN violated various laws by disseminating false and misleading statements concerning the Company's rates for calls to certain foreign countries. The lawsuit seeks, among other things, compensatory damages of $10 million dollars and punitive damages of $30 million dollars. Based upon its overall assessment of the matter, management is of the opinion that the final resolution of these proceedings will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 7, 1996, the Company held its Annual Meeting of Stockholders. There were 66,109,980 shares of Common Stock of the Company which could be voted at the meeting and 80% or 53,050,559 shares of Common Stock were represented at such meeting, in person or by proxy, which constituted a quorum. The results were as follows:

1. Election of two directors to serve as Class II directors for three-year terms until the 1999 Annual Meeting of Stockholders:

                                                   FOR                       WITHHELD
                                                   ---                       --------
                 H. Brian Thompson             52,740,473                     310,086
                 Douglas M. Karp               52,358,703                     691,856

James T. Bartlett, Stephen W. Fillo, George M. Perrin, John L. Vogelstein and Thomas J. Wynne continue to serve as directors of the Company.

2. Approval of an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock of the Company from 100,000,000 to 300,000,000:

         FOR              AGAINST          ABSTAIN          BROKER NON-VOTE
         ---              -------          -------          ---------------
    45,952,740          6,222,915          153,442            721,462

3.  Approval of the 1996 Executive Incentive Compensation Plan:

         FOR              AGAINST          ABSTAIN          BROKER NON-VOTE
         ---              -------          -------          ---------------
    52,225,017            562,600          164,724            98,218

4. Ratification of the selection by the Board of Directors of Arthur Andersen LLP as the independent public accountants to audit the Company's consolidated financial statements for 1996:

         FOR              AGAINST          ABSTAIN
         ---              -------          -------
    52,907,024             33,550          109,933


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:
         The exhibits filed as part of this report are set forth in the Index of Exhibits on page 28 of this report.

(b)      Reports on Form 8-K:
         On June 3, 1996, the Company filed a report on Form 8-K to announce that its Board of Directors had authorized the redemption of the outstanding shares of the Company's 5% Cumulative Convertible Exchangeable Preferred Stock on September 3, 1996.

                                   SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        LCI INTERNATIONAL, INC.



 DATE: August 13, 1996              BY: /s/ Joseph A. Lawerence
       ---------------                  -----------------------
                                            Joseph A. Lawrence


                                        Chief Financial Officer,
                                        Senior Vice President Finance and
                                        Corporate Development


                                        (as duly authorized officer and
                                        principal financial officer)

                                 EXHIBIT INDEX

The following Exhibits are included in this Quarterly Report on Form 10-Q:



  Exhibit                                              Exhibit
  Number                                               Description
- -------------    -------------------------------------------------------------------------------------

3(i)(a)          Amended and Restated Certificate of Incorporation

3(ii)            Amended and Restated By-laws(2)

10(l)(xx)        Employment Agreement, dated as of March 19, 1996 between LCI International Management Services, Inc. and Roy Gamse

10(q)(iiii)      Contractor Agreement dated May 1, 1996 between LCI International Telecom Corp. and American Communications Network,
                 Inc.(1)

11               Statement Regarding Computation of Per Share Earnings

15               Letter Regarding Unaudited Interim Financial Information

27               Financial Data Schedule


(1)      Confidential treatment has been requested for portions of this exhibit.

(2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-60558).