Form 10-Q
period 1996-09-30
LCI INTERNATIONAL INC /VA/
filed 1996-11-05
CIK 899760

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

     (Mark One)
     /x/  Quarterly report pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934
            For the quarterly period ended September 30, 1996
                                           ------------------
                                       or

     / /  Transition report pursuant to Section 13 or 15(d) of the Securities
                Exchange Act of 1934
                For the transition period from                to
                                                -------------    ---------------

                        Commission file number  0-21602
                                                -------


                           LCI INTERNATIONAL, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                Delaware                                 13-3498232
     -------------------------------        ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

    8180 Greensboro Drive,  Suite 800
            McLean, Virginia                               22102
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)


                                (703) 442-0220
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X       No
                                                 ----------    ---------

As of October 31, 1996, there were 77,250,249 shares of LCI International, Inc. Common Stock (par value $.01 per share) outstanding.

                            LCI INTERNATIONAL, INC.

                                     INDEX

                                                                                                     PAGE NO.
                                                                                                     --------
 PART I.   FINANCIAL INFORMATION

      Item 1.  Financial Statements

        Unaudited Condensed Consolidated Statements of Operations--
            For the Three and Nine Months Ended September 30, 1996 and 1995                              3

        Unaudited Condensed Consolidated Balance Sheets--
            As of September 30, 1996 and December 31, 1995                                             4 - 5

        Unaudited Condensed Consolidated Statement of Shareowners, Equity--
            For the Nine Months Ended September 30, 1996                                                 6

        Unaudited Condensed Consolidated Statements of Cash Flows--
            For the Nine Months Ended September 30, 1996 and 1995                                        7

        Notes to Interim Unaudited Condensed Consolidated Financial Statements                         8 - 17

      Item 2.  Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                            18 - 29

PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings                                                                        30

      Item 6.  Exhibits and Reports on Form 8-K                                                         30

SIGNATURE                                                                                               31

EXHIBIT INDEX
                                                                                                        32
EXHIBITS

ITEM 1.  FINANCIAL STATEMENTS

                            LCI INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                  (in thousands, except for per share amounts)




                                                             For the Three Months              For the Nine Months
                                                             Ended September 30,               Ended September 30,
                                                          -------------------------         ------------------------
                                                            1996             1995            1996            1995
                                                          --------        ---------         ---------      ---------
 REVENUES                                                 $289,195         $172,992          $809,173       $469,207

 Cost of services                                          166,575          101,203           472,828        276,852
                                                          --------        ---------          --------       --------
 GROSS MARGIN                                              122,620           71,789           336,345        192,355

 Selling, general and administrative expenses               67,665           38,939           185,887        104,065

 Depreciation and amortization                              16,345           11,195            46,002         31,144
                                                          --------        ---------          --------       --------
 OPERATING INCOME                                           38,610           21,655           104,456         57,146

 Interest and other expense, net                             7,746            4,451            22,908         11,578
                                                          --------        ---------          --------       --------
 INCOME BEFORE INCOME TAXES                                 30,864           17,204            81,548         45,568

 Income tax expense                                         10,802            4,129            28,542         10,936
                                                          --------        ---------          --------       --------
 NET INCOME                                                 20,062           13,075            53,006         34,632

 Preferred dividends                                           513            1,437             2,808          4,311
                                                          --------        ---------          --------       --------
 INCOME ON COMMON STOCK                                   $ 19,549        $  11,638          $ 50,198       $ 30,321
                                                          ========        =========          ========       ========

 PER SHARE DATA
 --------------

 Income Per Share                                         $   0.23        $    0.16            $ 0.61       $   0.43
                                                          ========        =========          ========       ========
 Weighted Average Number of Common Shares                   87,685           82,360            87,472         81,254
                                                          ========        =========          ========       ========


        The accompanying notes are an integral part of these statements.

                            LCI INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                                                      September 30,            December 31,
                                       ASSETS                                             1996                     1995
                                       ------                                          -----------             ------------
                                                                                       (unaudited)
       CURRENT ASSETS:
         Trade accounts receivable, net                                                  $  88,853            $     161,640
         Current deferred tax assets, net                                                   22,206                   23,121
         Prepaids and other                                                                  7,800                   10,120
         Other accounts and notes receivable, net                                            9,685                    9,451
                                                                                         ---------            -------------
                    Total current assets                                                   128,544                  204,332
                                                                                         ---------            -------------
       PROPERTY, PLANT AND EQUIPMENT:
         Fiber optic network                                                               394,532                  357,294
         General office equipment and building lease                                       124,316                   90,806
         Less - Accumulated depreciation and amortization                                 (196,927)                (181,487)
                                                                                         ---------            -------------
                                                                                           321,921                  266,613

         Plant under construction                                                           57,687                   35,334
                                                                                         ---------            -------------

                    Total property, plant and equipment, net                               379,608                  301,947
                                                                                         ---------            -------------
       OTHER ASSETS:
         Excess of cost over net assets acquired, net                                      344,667                  245,600
         Other, net                                                                         45,115                   21,480
                                                                                         ---------            -------------

                    Total other assets                                                     389,782                  267,080
                                                                                         ---------            -------------

                    Total Assets                                                         $ 897,934            $     773,359
                                                                                         =========            =============


(Continued on next page)

                            LCI INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Continued)
                                 (in thousands)


                                                                                        September 30,            December 31,
                          LIABILITIES AND SHAREOWNERS' EQUITY                                1996                    1995
                          -----------------------------------                           ------------             ------------
                                                                                         (unaudited)
       CURRENT LIABILITIES:
         Accounts payable                                                               $     13,407             $     39,168
         Facility costs accrued and payable                                                  117,645                   66,688
         Accrued expenses and other                                                           58,742                   21,997
                                                                                        ------------             ------------

                    Total current liabilities                                                189,794                  127,853
                                                                                        ------------             ------------

       LONG-TERM DEBT                                                                        257,000                  260,700
                                                                                        ------------             ------------

       CAPITAL LEASE OBLIGATIONS                                                              13,221                   14,160
                                                                                        ------------             ------------

       OTHER LIABILITIES AND DEFERRED CREDITS                                                 33,330                   25,868
                                                                                        ------------             ------------
       COMMITMENTS AND CONTINGENCIES

       SHAREOWNERS' EQUITY:
         Preferred stock - Authorized 15,000 shares,  Issued and
            Outstanding 4,578.1 shares at December 31, 1995                                    --                     114,453
         Common stock - Authorized 300,000 shares,
            Issued and Outstanding 77,167 shares at September 30, 1996 and Authorized 100,000 shares,
            Issued and Outstanding 64,434 shares at December 31, 1995                            772                      644
         Paid-in capital                                                                     422,867                  298,929
         Retained deficit                                                                    (19,050)                 (69,248)
                                                                                        ------------             ------------

                    Total shareowners' equity                                                404,589                  344,778
                                                                                        ------------             ------------

                    Total Liabilities and Shareowners' Equity                           $    897,934             $    773,359
                                                                                        ============             ============



        The accompanying notes are an integral part of these statements.

                            LCI INTERNATIONAL, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  (Unaudited)
                                 (in thousands)



                                                          Preferred       Common         Paid-        Retained
                                                            Stock          Stock       In Capital     Deficit         Total
                                                          ---------     ---------    ------------    ----------     --------
      BALANCE AT DECEMBER 31, 1995                       $  114,453     $    644       $298,929       $(69,248)     $344,778

      Employee stock purchases                                   --            3          4,445             --         4,448

      Exercise of options/warrants
       and related tax benefits                                  --            5          5,160             --         5,165

      Conversion/redemption of preferred stock             (114,453)         120        114,333             --            --

      Net Income                                                 --           --             --         53,006        53,006

      Preferred dividends                                        --           --             --         (2,808)       (2,808)

                                                         ----------     --------       --------       --------      --------
      BALANCE AT SEPTEMBER 30, 1996                      $       --     $    772       $422,867       $(19,050)     $404,589
                                                         ==========     ========       ========       ========      ========


        The accompanying notes are an integral part of these statements.

                            LCI INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                                           For the Nine Months
                                                                                           Ended September 30,
                                                                                      ------------------------------
                                                                                        1996                 1995
                                                                                      ---------            ---------
             OPERATING ACTIVITIES:
                     Net cash provided by operating activities                        $ 238,900            $  19,354
                                                                                      ---------            ---------
             INVESTING ACTIVITIES:
               Capital expenditures                                                    (105,834)             (54,068)
               Payments for acquisitions and other                                     (118,142)             (78,383)
                                                                                      ---------            ---------
                     Net cash used in investing activities                             (223,976)            (132,451)
                                                                                      ---------            ---------
             FINANCING ACTIVITIES:
               Net debt (payments)  borrowings                                          (18,695)             114,665
               Preferred dividend payments                                               (2,808)              (4,311)
               Proceeds from employee stock plans and warrants                            6,579                2,743
                                                                                      ---------            ---------

                     Net cash (used in) provided by financing activities                (14,924)             113,097
                                                                                      ---------            ---------

                     Net increase in cash and cash equivalents                             --                   --
                                                                                      ---------            ---------
             CASH AND CASH EQUIVALENTS AT THE
               BEGINNING OF THE PERIOD                                                     --                   --
                                                                                      ---------            ---------
             CASH AND CASH EQUIVALENTS AT THE
               END OF THE PERIOD                                                      $    --              $    --
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

                            LCI INTERNATIONAL, INC.
                   NOTES TO INTERIM CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  GENERAL

         The results of operations for the interim periods shown are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair presentation for the three and nine months ended September 30, 1996 and 1995. All such adjustments are of a normal recurring nature.

(2)  BUSINESS ORGANIZATION AND PURPOSE

         The financial statements presented herein include the condensed consolidated statements of operations of LCI International, Inc., a Delaware corporation, and its subsidiaries (collectively LCI or the Company), for the three and nine month periods ended September 30, 1996 and 1995, the condensed consolidated balance sheets as of September 30, 1996 and December 31, 1995, the condensed consolidated statement of shareowners' equity for the nine months ended September 30, 1996, and the condensed consolidated statement of cash flows for the nine month periods ended September 30, 1996 and 1995.

         LCI is a facilities-based telecommunications carrier that provides a broad range of domestic and international telecommunications service offerings in all market segments: commercial, wholesale and residential/small business. The Company serves its customers primarily through owned and leased digital fiber optic facilities.

(3)  ACCOUNTING POLICIES

         Note 2 of the Notes to Consolidated Financial Statements in LCI's 1995 Annual Report summarizes the Company's significant accounting policies.

         PRINCIPLES OF CONSOLIDATION. The accompanying Condensed Consolidated Financial Statements (Unaudited) include the accounts of LCI and its wholly-owned, direct and indirect, subsidiaries. All material intercompany transactions and balances have been eliminated.

         WEIGHTED AVERAGE NUMBER OF COMMON SHARES. The weighted average number of common shares used to calculate earnings per share includes the Company's Common Stock, par value $.01 per share (the Common Stock), and Common Stock equivalents, and the assumed conversion of the previously outstanding 5% Cumulative Convertible Exchangeable Preferred Stock, par value $.01 per share (Preferred Stock) into shares of Common Stock. For all periods presented the weighted average number of common shares includes the actual common shares issued for Preferred Stock conversions and the assumed conversion of any remaining Preferred Stock outstanding. The treasury stock method was used to reflect the impact of outstanding stock options and Common Stock warrants for all periods presented.

         INCOME PER SHARE. For the three and nine months ended September 30, 1996 and 1995, the income per share is calculated as net income before preferred dividends divided by the weighted average number of common shares, as defined above. Primary and fully diluted income per share for the three and nine months ended September 30, 1996 and 1995, were the same amounts.

         RECLASSIFICATIONS. Certain reclassifications have been made to the consolidated financial statements for 1995 to conform with the 1996 presentation.


(4)  ACQUISITIONS

         In June 1996, the Company purchased the long-distance business of Pennsylvania Alternative Communications, Inc. (PACE). The Company acquired the Greensburg, Pennsylvania- based company for approximately $8 million in cash, with an additional maximum payment of approximately $5 million contingent on achieving certain revenue performance over a seven-month period commencing at the closing date. The acquisition was accounted for as a purchase and was not considered significant for financial reporting purposes. The results of operations for PACE were included in the consolidated statement of operations from June 1, 1996.

         In January 1996, the Company purchased the long-distance businesses of Teledial America, Inc. (Teledial America), which did business as U.S. Signal Corporation, and an affiliated company, ATS Network Communications, Inc. (ATS). Headquartered in Grand Rapids, Michigan, Teledial America provided long-distance services to commercial customers located primarily in Michigan and throughout the Midwest. ATS was a regional long-distance carrier that operated primarily in Tennessee, Mississippi and Arkansas. The Company acquired both companies for approximately $99 million in cash, with an additional maximum payment of $24 million contingent on achieving certain revenue performance and customer retention over an eighteen-month period commencing at the closing date. The acquisitions were accounted for as purchases.

         In September 1995, the Company acquired Corporate Telemanagement Group, Inc. (CTG), a Greenville, South Carolina-based provider of long-distance services to commercial customers throughout the U.S. The Company acquired all of the outstanding shares of CTG and shares underlying certain outstanding warrants in exchange for $45 million in cash and 4.6 million shares of Common Stock. The shares of Common Stock issued were valued at approximately $93.2 million based on the market price of the shares on the date of the acquisition. The acquisition was accounted for as a purchase.

         The following unaudited pro forma summary presents the net revenues, net income and earnings per share from the combination of the operations of the Company and its two significant acquisitions, CTG and Teledial America, as if the acquisitions had occurred at the beginning of the 1995 fiscal year. Pro forma information is not provided for 1996, as both acquisitions were included in the results of operations from January 1, 1996. The pro forma information is provided for informational purposes only.

The information is not intended to reflect the actual results that would have occurred nor is it necessarily indicative of the future results for operations of the combined enterprise:

                                                               Three Months Ended         Nine Months Ended
     (in thousands, except per share amounts)                  September 30, 1995         September 30, 1995
                                                               ------------------         ------------------
     Net revenues                                                   $210,526                   $590,614
     Net income                                                       14,089                     37,672
     Earnings per share                                                $0.17                      $0.44


(5)  ACCOUNTS RECEIVABLE SECURITIZATION

         On August 29, 1996, the Company entered into an agreement to sell a percentage ownership interest in a defined pool of the Company's trade accounts receivable (Securitization Program). LCI SPC I, Inc., was established as a wholly-owned, bankruptcy-remote subsidiary of the Company to faciliate the sale of receivables. Under this Securitization Program, the Company can transfer an undivided interest in a designated pool of its accounts receivable on an ongoing basis to maintain the participation interest up to a maximum of $150 million. At September 30, 1996, the pool of trade accounts receivable which were available for sale totaled approximately $114.9 million. The amount of receivables sold totaled $108.0 million and the proceeds were used to reduce the outstanding balance of the Company's long-term debt. The accounts receivable balances sold are not included in the accompanying condensed consolidated balance sheet at September 30, 1996. The Company retains substantially the same risk of credit loss as if the receivables had not been sold, and has established reserves for such estimated credit losses.

         The cost of the Securitization Program is based on a short-term commercial paper rate plus certain fees and expenses. The costs of the Securitization Program, which were incurred at the end of the third quarter, are included in interest and other expense in the accompanying condensed consolidated statement of operations. The cash proceeds are included in operating activities, while the use of the proceeds to pay down long-term debt is included in financing activities in the accompanying condensed consolidated statement of cash flows.

         Under the agreement relating to the Securitization Program, the Company acts as agent for the purchaser of the receivables by performing recordkeeping and collection functions on the participation interest sold. The agreement contains certain covenants regarding the quality of the accounts receivable portfolio, as well as financial covenants which are substantially identical to those contained in the Company's Credit Facility (See Note 6).

(6)  LONG-TERM DEBT

          The Company can borrow up to $700 million from a syndicate of banks under a Revolving Credit Facility (Credit Facility). The Credit Facility is subject to various principal reductions depending on the outstanding balance, until maturity on March 31, 2001. This Credit Facility bears interest at a rate consisting of two components: the base rate component is dependent upon a market indicator; the second component varies from 0.625% to 1.5% based on the level of borrowings (leverage ratio). The weighted average interest rate on the outstanding borrowings under the Credit Facility on September 30, 1996 was 6.54%. The Credit Facility contains various financial covenants, the most restrictive being the leverage ratio requirement. As of September 30, 1996, the Company was in compliance with all Credit Facility covenants and had $252 million outstanding under the Credit Facility. An additional $10 million of the Credit Facility was reserved for letters of credit as of September 30, 1996.

         In September 1996, the Company obtained a $25 million Discretionary Line of Credit. As of September 30, 1996, $5 million was outstanding under the Discretionary Line of Credit.

         The Company has an interest rate cap agreement with a syndicate of banks that limits the Company's base interest rate exposure to 7.5%. The agreement is for a two-year period ending February 1998 on a $130 million notional principal balance of the Credit Facility. In an event of non-performance by the commercial banks, the Company would have exposure to the extent of any increase in the base rate component above 7.5%. The Company believes the probability of such an event is remote.

(7)  COMMITMENTS AND CONTINGENCIES

         VENDOR AGREEMENTS. The Company has agreements with certain telecommunications interexchange carriers and third party vendors that require the Company to maintain minimum monthly and/or annual billings based on usage. The Company has a single five-year contract with a particular third party carrier which began in August 1995, with minimum annual usage requirements and an increasing cumulative minimum usage requirement, which, if not met subject the Company to an underutilization charge. Through September 30, 1996, the Company has exceeded the first year minimum annual usage requirement of $48 million and the cumulative minimum usage of $103 million established for the second year. The Company's minimum monthly billing commitments under all other vendor agreements are approximately $6 million through the end of 1996. The Company has historically met all minimum billing requirements and believes that the minimum usage commitments will be met.

         LEGAL MATTERS. Thomas J. Byrnes and Richard C. Otto v. LCI Communications Holdings Co. et al. was filed by two former members of the Company's management on June 28, 1991 in Common Pleas Court, Franklin County, Ohio. The suit alleged age discrimination by the Company among other things, and sought $42.8 million in compensatory and punitive damages. During 1993, a jury returned a verdict in favor of the Plaintiffs and the Common Pleas Court awarded approximately $8.1 million in damages and attorney's fees.

         Both the Plaintiffs and the Company appealed this matter to the Court of Appeals in Ohio, which in a two-to-one decision overruled each of the Company's assignments of error and two of the Plaintiffs' claims, and sustained the Plaintiffs' request for approximately $0.1 million in pre- judgment interest in addition to the previous award. The Company filed a Notice of Appeal at the Supreme Court of Ohio (the Court) and the Court agreed to review the decision by the Court of Appeals. Oral arguments took place in May 1996. To date the Court has not rendered an opinion on the matter, although the Company expects an opinion to be rendered during the fourth quarter of 1996. The appeal process has extended the resolution of this matter for several years and, depending on the disposition and timing of the ultimate outcome, it is reasonably possible that between $0 and $3 million of additional interest expense could be incurred.

         The Company also has been named as a defendant in various other litigation matters. Management intends to vigorously defend these outstanding claims. The Company believes it has adequate accrued loss contingencies and, although the ultimate outcome of these claims cannot be ascertained at this time, that current pending or threatened litigation matters will not have a material adverse impact on the Company's results of operations or financial position.

(8)  SHAREOWNERS' EQUITY

         COMMON STOCK. The Company has stock option plans under which options to purchase shares of Common Stock may be granted to directors and key employees. During the nine months ended September 30, 1996, the Company granted options to purchase 2,249,500 shares of Common Stock. The option price for all options granted was the fair market value of the shares on the date of grant. The Company issued 390,492 shares of Common Stock during the nine months ended September 30, 1996 pursuant to exercises of options under all stock option plans. The Company also has an Employee Stock Purchase Plan and maintains a defined contribution plan for its employees. The Company issued 187,692 shares of Common Stock under its Employee Stock Purchase Plan and 46,742 shares of Common Stock under the defined contribution plan for the nine months ended September 30, 1996.

         PREFERRED STOCK. The Company's previously outstanding Preferred Stock was convertible into shares of Common Stock at the option of the holder. Shareholders converted 4,577,995 shares of Preferred Stock into 12,047,030 shares of Common Stock during the nine months ended September 30, 1996. On September 3, 1996 the remaining outstanding shares of Preferred Stock were redeemed by the Company. Neither the conversion nor the redemption of the Preferred Stock had an impact on earnings per share as the assumed conversion of the Preferred Stock was reflected in the weighted average number of common shares calculation for all periods.

         COMMON STOCK WARRANTS. In 1993, the Company issued warrants exercisable for 5,408,900 shares of Common Stock at $2.83 per share that expire in 2003. During the nine months ended September 30, 1996, warrant owners exercised 69,968 warrants for an aggregate net 61,923 shares of Common Stock.

(9)  INCOME TAXES

         The provision for income taxes for the three and nine months ended September 30, 1996 and 1995, consisted of :

                                                              Three Months                  Nine Months
                                                           Ended September 30,          Ended September 30,
                                                         ----------------------        ----------------------
 (in thousands)                                            1996           1995           1996          1995
                                                         --------        ------        --------       -------
 Current tax expense:
   Federal                                               $  1,718        $  307        $  2,623       $   873
   State                                                    1,270           272           1,677         1,020
                                                         --------        ------        --------       -------
       Total current tax expense                            2,988           579           4,300         1,893
                                                         --------        ------        --------       -------
 Deferred tax expense:
   (Decrease) increase in deferred tax liabilities           (668)       (1,812)            736           738
   Decrease in deferred tax asset                          10,957         8,260          28,549        16,305
   Decrease in valuation allowance, net                    (2,475)       (2,898)         (5,043)       (8,000)
                                                         --------        ------        --------       -------
      Total deferred tax expense                            7,814         3,550          24,242         9,043
                                                         --------        ------        --------       -------

      Total income tax expense                           $ 10,802        $4,129        $ 28,542       $10,936
                                                         ========        ======        ========       =======

         The decrease in the valuation allowance for the three and nine months ended September 30, 1996 and 1995 resulted from the Company's expected realization of a portion of its net operating loss (NOL) carryforwards in future years based on the Company's growth in recurring operating income in 1996 and 1995, and its expectation of future taxable income, net of a minor increase relating to expected state tax credits.

         The effective income tax rate varies from the Federal statutory income tax rate for the three and nine months ended September 30, 1996 and 1995, as follows:


                                                                      Three Months                Nine Months
                                                                   Ended September 30,        Ended September 30,
                                                                   -------------------        -------------------
                                                                    1996         1995          1996         1995
                                                                   -------      ------        -----        ------
                  Expected tax at Federal
                      statutory income tax rate:                    35.0%         35.0%       35.0%         35.0%
                  Effect of:
                      State income tax expense                       5.2           3.9         5.2           3.9
                      Non-deductible expenses                        1.5           1.5         1.5           1.2
                      Decrease in valuation allowance, net          (5.0)        (16.9)       (5.0)        (17.6)
                       Other, net                                   (1.7)          0.5        (1.7)          1.5
                                                                    -----        -----        -----        -----
                                                                     35.0%        24.0%       35.0%         24.0%
                                                                    =====        =====        =====        =====


         The effective tax rate of 35% for the three and nine months ended September 30, 1996 and 24% for the same periods in 1995 represents the Company's estimated effective tax rate for the periods. This effective tax rate is adjusted quarterly based on the Company's estimate of future taxable income, use of NOLs and the related impact on the valuation allowance. The tax rate reconciliation for the three and nine months ended September 30, 1996, reflects the expected financial reporting use of $6.1 million and $14.2 million, respectively, of NOLs which resulted in a $2.4 million and $5.7 million reduction of income tax expense, respectively. As of September 30, 1996, the Company had available $6.8 million of NOLs for financial reporting purposes.

         The Company has generated significant NOLs that may be used to offset future taxable income. Each year's NOL has a maximum 15-year carryforward period. The Company's ability to fully use its NOL carryforwards is dependent upon future taxable income. As of September 30, 1996, the Company had total NOL carryforwards for income tax purposes of $119 million, subject to various expiration dates beginning in 1998 and ending in 2010.

         The Company's deferred income tax balances include $22.2 million in current deferred tax assets and $10.7 million in other noncurrent liabilities as of September 30, 1996. As of December 31, 1995, deferred income tax balances included $23.1 million in current deferred tax assets, net and $8.8 million in noncurrent other assets.

         The Company has a valuation allowance remaining of $3.4 million as of September 30, 1996 and $8.4 million as of December 31, 1995.


(10) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

         The Company has filed a shelf registration statement with the Securities and Exchange Commission to register $300 million of debt and/or equity securities, for issuance on a delayed or continuous basis. Any debt securities issued may be guaranteed by certain of the Company's wholly-owned subsidiaries (Guarantor Subsidiaries). Such guarantees will be full, unconditional and joint and several. Separate financial statements of the Guarantor Subsidiaries have not been presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, statement of operations, balance sheet, and statement of cash flow information for the Company (Parent Company Only), for the Guarantor Subsidiaries and for the Company's other subsidiaries (Non-Guarantor Subsidiaries). The comparative statements for 1995 have not been presented as the Non-Guarantor information is not material to the consolidated financial statements for that period. The supplemental financial information reflects the Company's investments in subsidiaries using the equity method of accounting. Certain immaterial reclassifications have been made to provide for uniform disclosure for the period presented.

       (10) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
                                 (CONTINUED)


         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     NINE MONTHS ENDED SEPTEMBER 30, 1996
                                (in thousands)


                                            Parent                            Non-
                                            Company      Guarantor          Guarantor
                                             Only       Subsidiaries       Subsidiaries      Eliminations       Consolidated
                                         ----------     ------------       ------------      ------------      -------------
 Revenues                                $       --         $804,293        $   4,880          $      --       $   809,173

 Cost of services                                --          468,928            3,900                 --           472,828
                                         ----------         --------        ---------          ---------       -----------
 Gross margin                                    --          335,365              980                 --           336,345

 Selling, general and
      administrative expenses                    68          184,919              900                 --           185,887

 Depreciation and amortization                   --           45,952               50                 --            46,002
                                         ----------         --------        ---------          ---------       -----------
 Operating income                               (68)         104,494               30                 --           104,456

 Interest and other (income)
      expense, net                           19,279            6,555           (2,926)                --            22,908

 Intercompany (income) expense              (22,660)          22,660               --                 --                --

 Equity in earnings of subsidiaries         (50,853)             --                --             50,853                --
                                         ----------         --------        ---------          ---------       -----------

 Income before income taxes                  54,166           75,279            2,956            (50,853)           81,548

 Income tax expense                           1,160           26,348            1,034                 --            28,542
                                         ----------         --------        ---------          ---------       -----------

 Net income                                  53,006           48,931            1,922            (50,853)           53,006

 Preferred dividends                          2,808               --               --                                2,808
                                         ----------         --------        ---------          ---------       -----------

 Income on common stock                  $   50,198         $ 48,931        $   1,922          $ (50,853)      $    50,198
                                         ==========         ========        =========          =========       ===========




(Continued on next page)

               SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1996
                                 (in thousands)

                                                     Parent                            Non-
                                                    Company        Guarantor        Guarantor
                                                      Only        Subsidiaries     Subsidiaries      Eliminations     Consolidated
                                                    --------      ------------     ------------      ------------     ------------
                    ASSETS
                    ------
 CURRENT ASSETS:
    Trade accounts receivable, net                  $     --        $ 33,373         $  55,480        $      --         $  88,853
    Current deferred tax assets, net                   9,138          13,068                --               --            22,206
    Prepaids and other                                23,384           7,018               556          (23,158)            7,800
    Intercompany receivable                          278,533              --            12,139         (290,672)              --
    Other accounts and notes receivable, net           5,584           4,101                --               --             9,685
                                                    --------        --------         ---------        ---------         ---------
              Total current assets                   316,639          57,560            68,175         (313,830)          128,544

 Property, plant and equipment, net                       --         379,288               320               --           379,608
 Excess of cost over net assets acquired, net             --         344,667                --               --           344,667
 Investment in affiliates                            325,041              --                --         (325,041)               --
 Other, net                                           24,064          30,816               674          (10,439)           45,115
                                                    --------        --------         ---------        ---------         ---------

              Total Assets                          $665,744        $812,331         $  69,169        $(649,310)        $ 897,934
                                                    ========        ========         =========        =========         =========
 LIABILITIES AND SHAREOWNERS' EQUITY
 -----------------------------------

 CURRENT LIABILITIES:
   Accounts payable                                 $     --        $ 13,407        $       --        $      --         $  13,407
   Facility costs accrued and payable                     --         116,685               960               --           117,645
   Intercompany payable                                   --         284,507             6,165         (290,672)               --
   Accrued expenses and other                             --          81,607               293          (23,158)           58,742
                                                    --------        --------         ---------        ---------         ---------
              Total current liabilities                   --         496,206             7,418         (313,830)          189,794

 Long-term debt                                      257,000              --                --               --           257,000
 Capital lease obligations                                --          13,221                --               --            13,221
 Other liabilities and deferred credits                4,155          39,614                --          (10,439)           33,330

 SHAREOWNERS' EQUITY:
   Preferred stock                                        --          66,500                --          (66,500)               --
   Common stock                                          772               1            12,046          (12,047)              772
   Paid-in capital                                   422,867         136,331            60,500         (196,831)          422,867
   Retained (deficit) earnings                       (19,050)         60,458           (10,795)         (49,663)          (19,050)
                                                    --------        --------         ---------        ---------         ---------

              Total shareowners' equity              404,589         263,290            61,751         (325,041)          404,589
                                                    --------        --------         ---------        ---------         ---------
              Total Liabilities and
                   Shareowners' Equity              $665,744        $812,331        $   69,169        $ 649,310)        $ 897,934
                                                    ========        ========        ==========        =========         =========

(Continued on next page)

          SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 1996
                                 (in thousands)


                                                Parent                               Non-
                                                Company          Guarantor         Guarantor
                                                 Only          Subsidiaries      Subsidiaries      Eliminations      Consolidated
                                               ---------      -------------      ------------      ------------      ------------
 OPERATING ACTIVITIES:

     Net cash provided by (used in)
           operating activities                $  59,440      $   239,960         $  (60,500)        $      --         $  238,900
                                               ---------      -----------         ----------         ---------         ----------
 INVESTING ACTIVITIES:
   Investment in SPC                             (60,500)              --             60,500                --                 --
   Capital expenditures                               --         (105,834)                --                --           (105,834)
   Payments for acquisitions and other                --         (118,142)                --                --           (118,142)
                                               ---------      -----------         ----------         ---------         ----------
    Net cash (used in) provided by
           investing activities                  (60,500)        (223,976)            60,500                --           (223,976)
                                               ---------      -----------         ----------         ---------         ----------
 FINANCING ACTIVITIES:
   Net debt payments                              (2,711)         (15,984)                --                --            (18,695)
   Preferred dividend payments                    (2,808)              --                 --                --             (2,808)
   Proceeds from employee stock
        plans and warrants                         6,579               --                 --                --              6,579
                                               ---------      -----------         ----------         ---------         ----------
    Net cash provided by (used in)
           financing activities                    1,060          (15,984)                --                --            (14,924)
                                               ---------      -----------         ----------         ---------         ----------
    Net increase in cash and
           cash equivalents                           --               --                 --                --                 --
                                               ---------      -----------         ----------         ---------         ----------
 Cash and Cash Equivalents at the
   Beginning of the Period                            --               --                 --                --                 --
                                               ---------      -----------         ----------         ---------         ----------
 Cash and Cash Equivalents at the
   End of the Period                           $      --      $        --         $       --         $      --         $       --
                                               =========      ===========         ==========         =========         ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION - INDUSTRY ENVIRONMENT

         The Company has historically operated in the almost $80 billion long-distance telecommunications industry. Recent legislative activity is designed to create one telecommunications industry to encompass both long-distance and local services. The Company intends to provide combined local and long-distance services to compete in what is estimated to be a $150 billion market. The current industry environment subjects the Company to varying degrees of legislative and regulatory oversight on both the national and state levels. The following potential changes in the legislative and regulatory environment can impact the nature and degree of the competition in the telecommunications industry and impact the Company's ability to compete.

LEGISLATIVE MATTERS

         TELECOMMUNICATIONS ACT OF 1996. In February 1996, the Telecommunications Act of 1996 (the Act) was passed by the United States Congress and signed into law by President Clinton. This comprehensive telecommunications legislation was designed to increase competition in the long- distance and local telecommunications industries. The legislation will allow the Regional Bell Operating Companies (RBOCs) to provide long-distance service in exchange for opening their networks to local competition. Under the legislation, the RBOCs can immediately provide interstate long-distance services outside of their local service territories. However, an RBOC must apply to the Federal Communications Commission (FCC) to provide long-distance services within any of the states in which such RBOC currently operates. The RBOCs must satisfy several pro- competition criteria before the FCC will approve an RBOC's request to provide in-region long- distance services and several RBOC requests have been approved. The legislation provides a framework for the Company and other long-distance carriers to compete with incumbent local exchange carriers (LECs), by reselling service of local telephone companies, interconnecting with LEC network facilities, or building new facilities.

         Under the Act, a telecommunications provider can request initiation of interconnection/resale negotiations with a LEC. In early March, the Company requested in writing to begin good faith negotiations with the RBOCs and several other LECs. On June 27, 1996, the Company withdrew from formal negotiations as a result of the Company's unsuccessful attempts to reach local service agreements with each of the respective LECs. Several LECs failed to provide the necessary technical and pricing information fundamental to the provision of competitive local telephone service. The Act provides that if the parties have not reached an agreement between 135 to 160 days from the beginning of negotiations, a party may request arbitration from the appropriate state regulatory agency. The Company's withdrawal, which occurred before the 160- day deadline, preserved LCI's rights to arbitrate any unresolved issues. In the case of Ameritech, BellSouth and Sprint United, the parties mutually consented to withdraw from negotiations.

         The Company continues to have discussions with various LECs, competitive access providers and other telecommunications service providers regarding the provision of local service outside of formal negotiations. The Company has since reinitiated formal negotiations with various LECs and intends to vigorously compete in the local service market.

REGULATORY MATTERS

         In order to implement the Act, the FCC was required to undertake a variety of regulatory actions which can impact competition in the telecommunications industry. Certain of these regulatory actions are described below.

         LOCAL INTERCONNECTION AND RESALE. On August 1, 1996, the FCC adopted a comprehensive order (Interconnection Order) to implement policies, rules, and procedures regarding local service competition as required under the Act. The Interconnection Order establishes a minimum national framework for interconnection, the purchase of unbundled local network elements, resale discounts, and procedures by which agreements for the provision of local service through LECs are to be arbitrated. Under the Interconnection Order, the states will have an important role implementing and applying local interconnection policies, rules and procedures. Several states, companies, associations, and other entities appealed the Interconnection Order.

         On September 27, 1996, the United States Court of Appeals for the 8th Circuit (the 8th Circuit Court) issued a temporary stay of the Interconnection Order, preventing the order from taking effect on September 30, 1996 while the 8th Circuit Court heard oral arguments. On October 15, 1996, the 8th Circuit Court issued a stay on the implementation of various aspects of the Interconnection Order, including the proxy pricing provisions for unbundled network elements, resale discounts, and the "pick and choose" rule which allows carriers to choose the best rates and terms for components of a phone network from any previous agreements between the incumbent LEC and other carriers. The FCC and other parties petitioned the U.S. Supreme Court to reverse the 8th Circuit Court's decision and implement the Interconnection Order. On October 31, 1996, U.S. Supreme Court denied the petitions to overturn the stay.
Because of the uncertainty regarding whether the 8th Circuit Court will overturn the Interconnection Order, the Company is unable to predict what impact the pending judicial proceedings will have on local service competition or on RBOC provision of in-region long distance services.

         The FCC has also initiated a number of other rulemaking proceedings to comply with the Act. These rulemaking proceedings include addressing certain tariff-related issues, the definition of and funding for universal service, and accounting and non-accounting safeguards relative to RBOC provision of in-region long distance service. The Company is unable to predict what action will be taken by the FCC or how such action will affect the Company's financial position and results of operation.

         GEOGRAPHIC RATE AVERAGING. On August 7, 1996, the FCC released an order regarding rate averaging. The FCC's order applies only to providers of intrastate and interstate interexchange telecommunications services. Under the FCC's rate averaging order, the rates charged by all providers of interexchange telecommunications services to subscribers in rural and high cost areas cannot be higher than the rates charged by each such provider to its subscribers in urban areas. The Company is unable to predict how the order will affect pricing structures in different services areas.

         LOCAL SERVICE. The Company is involved in state regulatory proceedings in various states to secure approval to resell local service which would enable the Company to provide combined local and long-distance services to existing and prospective customers. The local service industry is estimated to be a $90 billion market and the Company believes that it has significant opportunities in this industry. The Company has received different levels of approval to resell local service in Illinois, Texas, Florida, Connecticut, Michigan, California, Maryland, Tennessee, Nevada,

Wisconsin, Georgia, South Carolina, New York and Minnesota and has applications for local service authority pending in fourteen other states.

COMPETITION

         The long-distance telecommunications market is highly competitive. The principal competitive factors affecting the Company's market share are pricing, regulatory developments as described above, customer service, and diversity of services and features. The Company's ability to compete effectively will depend on its continuing to maintain high quality, market-driven services at prices generally equal to or below those charged by its major competitors.

         Several of the Company's competitors are substantially larger and have substantially greater financial, technical and marketing resources. As the Company grows, it expects to face increased competition, particularly from AT&T Corp. (AT&T) , MCI Telecommunications Corporation (MCI) and Sprint Corporation (Sprint). The Company also competes with other interexchange carriers and resellers as well as LECs in various types of long-distance services. The Company's pricing strategy is to offer a simple, flat-rate pricing structure with rates generally below those of AT&T, MCI and Sprint. Recently, certain long-distance carriers have introduced flat-rate pricing programs.

         As a result of the passage of the Act, the nature of the industry is expected to change by allowing carriers other than LECs to provide local service while RBOCs will be permitted to provide long-distance service. As a result, the Company expects competition within the industry to increase in both the long-distance and local markets.

         REGULATION OF RBOC OUT-OF-REGION LONG DISTANCE. The Act granted the RBOCs the authority to provide out-of-region long-distance services. In response, the FCC granted the ability for an RBOC that provides interstate interexchange services through an affiliate to obtain non- dominant (i.e., less burdensome) regulatory treatment on an interim basis, if the affiliate complies with certain safeguards. The safeguards require that the affiliate maintains separate books of account, does not jointly own transmission or switching facilities with the RBOC, and obtains any tariffed services from the affiliated RBOC at tariffed rates and conditions. The Company is unable to predict what impact, if any, the implementation of these requirements will have on competition from RBOCs.

         RBOC MERGERS. In early 1996, SBC Communications Inc. and Pacific Telesis Group announced plans to merge, as did Bell Atlantic Corp. and NYNEX Corp. (all are RBOCs). The mergers are subject to review and approval by various state and Federal agencies. The Company is unable to predict what impact, if any, these potential mergers, if approved, might have on competition in the telecommunications industry or on the Company.

GENERAL - RESULTS OF OPERATIONS

         The Company's switched revenues are a function of switched minutes of use (MOUs) and rate structure (rates charged per MOU), which in turn are a function of the Company's customer and service mix. Private line revenues are a function of fixed rates that do not vary with usage. The Company's cost of services consists primarily of expenses incurred for origination, termination and transmission of calls through LECs and transmission through other long-distance carriers. The Company provides service to its customers through digital fiber optic facilities which are both owned and leased. Collectively these facilities constitute the Company's network (the Network). These results of operations include the acquisition of Pennsylvania Alternative Communications, Inc. (PACE) from June 1, 1996, and the acquisitions of Teledial America, Inc. (Teledial America) and ATS Network Communications, Inc. (ATS) from January 1, 1996. For the comparative periods presented, the results of operations include the acquisition of Corporate Telemanagement Group, Inc.
(CTG)  from September 1, 1995.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995

         REVENUES. Revenues for the three months ended September 30, 1996 increased 67% to $289.2 million on 2.1 billion MOUs as compared to $173.0 million on 1.2 billion MOUs for the three months ended September 30, 1995. For the nine months ended September 30, 1996, revenues increased 72% to $809.2 million on 5.9 billion MOUs versus $469.2 million on 3.4 billion MOUs for the same period in 1995. The increases in total revenues and MOUs are attributable to internal growth of approximately 40% for the three and nine months ended September 30, 1996, with the Company's acquisitions representing the remaining growth over prior periods. The following table provides further information regarding the Company's revenues:

                                                                 Three Months                        Nine Months
 (in thousands, except switched revenue per MOU)              Ended September 30,                 Ended September 30,
                                                       ---------------------------------    -------------------------------
                                                          1996       1995         Change       1996        1995      Change
                                                       ---------------------------------    -------------------------------
 Total Revenues                                         $289,195   $ 172,992        67%       $809,173  $ 469,207     72%

 MOUs                                                  2,130,974   1,244,520        71%      5,895,629  3,425,423     72%

 Switched Revenue per MOU (1)                           $ 0.1254   $  0.1239         1%       $ 0.1263  $  0.1215      4%

 (1) Switched revenue divided by MOUs

         Revenues from business customers increased approximately 45% and 50% year-over-year for the three and nine months ended September 30, 1996, respectively, and continue to represent more than half of the Company's total revenues. Residential/small business revenues increased in excess of 100% year-over-year for the three and nine months ended September 30, 1996. The residential/small business segment represented more than 30% of total revenues for the three and nine months ended September 30, 1996 as compared to approximately 20% for the same periods in the prior year.

         Growth in international service revenues across all revenue service lines continued in excess of 100% for both the three months and nine months ended September 30, 1996 compared to the same periods in 1995 and resulted from the Company's efforts to take full advantage of opportunities in the global telecommunications market.

         During the third quarter, several of the Company's competitors announced new "flat-rate" pricing plans or promotions for the residential market. The impact of these efforts on the Company's residential customer base has not been determined. LCI continues to believe its simple, fair and inexpensive marketing and product pricing approach is very competitive in retaining existing customers as well as obtaining new customers. The present growth rate of the Company's residential/small business revenues in excess of 100% demonstrates the success of this marketing and pricing approach. As LCI's residential/small business base grows, however, the year-over-year growth rates are expected to decline from current reported growth rates.

         The Company experienced a 1% and 4% increase year-over-year in revenue per MOU for the three and nine months ended September 30, 1996, respectively. Revenue per MOU is affected by several factors. Residential/small business and international revenues have a higher rate structure per MOU, and the Company's growth in these segments has favorably impacted revenue per MOU. Factors placing downward pressure on revenue per MOU include competitive market conditions and higher level of sales allowance on the growing base of residential/small business revenues. As a result of the Company's varying growth and changes in mix across business segments, and competitive rate structures within segments, revenue per MOU is not an exclusive indicator of gross margin. Changes in revenue per MOU is not always an accurate measure of the impact on gross margin. The Company is committed to grow in all market segments and will experience a wide diversity of rate structures which generate a variety of margins.

         The Company experienced an increase in its sales allowance as a result of the growth in revenue during 1996 and the increase in the customer mix toward the residential/small business service segment. The increase in sales allowance was also due to growth in geographic markets, that require a higher level of sales allowance than the historical levels in the Company's core business.

         The Company uses a variety of sales channels to market its services. In addition to its internal sales force, the Company uses a combination of advertising, telemarketing and third-party sales agents. With respect to third-party sales agents, compensation for sales is paid to agents in the form of an ongoing commission based upon collected revenue attributable to customers generated by them. The billing and customer service functions for such customers are performed by the Company. A nationwide network of third-party sales agents managed by one vendor continued to be the most successful of the Company's sales agents and accounted for a significant portion of the Company's residential/small business revenue and sales growth. In June 1996, the Company extended its contract with this vendor through April 2011. In consideration for the contract extension, as well as exclusivity and non-compete provisions, the Company has committed to make two payments on designated dates which will be amortized over the life of the contract. A portion of these payments is contingent on future performance of this vendor.

         GROSS MARGIN. The Company's gross margin increased 71% to $122.6 million and 75% to $336.4 million for the three and nine months ended September 30, 1996, respectively, as compared to the prior year. During the three and nine months ended September 30, 1996, the gross margin as a percentage of revenue increased to 42.4% and 41.6%, year-over-year respectively, from 41.5% and 41.0%, respectively, for the same periods in 1995. The increase in gross margin as a percentage of revenue resulted from the net impact of several items. The Company experienced the positive impact of growth in residential/small business and international traffic, which provide higher margins. The improvements in Network efficiencies and lower access costs due to LEC rate reductions provided cost savings which also favorably impacted gross margin. The Network efficiencies were a result of the integration of traffic from acquired companies onto the Network and improved application of Network optimization techniques. During the third quarter of 1996 approximately 95% of the Company's domestic traffic was carried on the Network compared to approximately 90% for the same period in 1995.

         The favorable impacts on gross margin were partially offset by competitive pressures in the business service line and some international markets. The Company has experienced a reduction in the revenue per MOU in some markets, but the cost savings discussed above have reduced the cost per MOU at a greater rate than the revenue reductions. The net impact of all of these factors resulted in an overall improvement in the gross margin as a percentage of revenue.

         The Company continues to evaluate strategies to reduce its cost of services. These strategies include a review of the Company's ability to leverage its embedded fiber optic capacity, as well as gain access to fiber optic and broadband capacity through contract negotiations or other arrangements with carriers. In addition, the Company continues to identify variable-cost network traffic that can be cost effectively routed onto the Company's fixed-cost Network. Through these strategies, LCI plans to improve the reliability and efficiency of the Network and continue to pursue opportunities to reduce its cost of services per MOU.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 74% to $67.7 million and 79% to $185.9 million for the three and nine months ended September 30, 1996, respectively, as compared to the same periods in the prior year. As a percentage of revenues, selling, general and administrative expenses were 23.4% and 23.0% for the three and nine months ended September 30, 1996, respectively, as compared to 22.5% and 22.2%, for the three and nine months ended September 30, 1995.

         The Company's selling, general and administrative expenses are impacted primarily by three expenses: payroll, commissions and billing services. Payroll expenses increased $8.0 million and $21.9 million for the three and nine months ended September 30, 1996, respectively, due to an increase in the number of employees resulting from the Company's acquisitions and infrastructure expansion. This growth in the payroll expense year-over-year, was less than the corresponding growth in revenues for the same periods. In addition revenue per employee remained above an annualized $500,000 per employee for the three and nine months ended September 30, 1996.

         The increase in selling, general and administrative expenses reflects, in part, the $10.2 million and $29.0 million increase in commission expense for the three months and nine months ended September 30, 1996, respectively, over the comparable periods in 1995. The growth in residential/small business revenue sold by third party sales agents with an ongoing commission was the primary cause of the increase in commission expense. Billing services expense increased $4.0 million and $11.2 million year-over-year for the three and nine months ended September 30, 1996, due to improvements in the invoice for business customers which resulted in an increase in the cost per bill. The billing services expense for residential/small business customers, which is performed by LECs, declined year-over-year on a per bill basis, but the increase in residential/small business customers caused an overall increase in this expense year-over-year. Both commission and billing services expenses grew at a faster rate than revenues due to the shift in customer mix toward residential/small business services. The Company expects continued increases in these components of selling, general and administrative expenses as a result of the growth in the residential/small business segments, which incur higher proportional costs than other segments.

         The Company anticipates an incremental increase in selling, general and administrative expenses with the expansion of its geographic sales presence and its entrance into the local services market. The increase in selling, general and administrative expenses and the corresponding increase in these expenses as a percentage of revenues is a demonstration of management's decision to invest in the Company's future and continued growth.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense for the three and nine months ended September 30, 1996 increased 46% and 48%, respectively, over the same periods in 1995. The dollar increase is a result of the increased capital expenditures required to support the growth in revenue and MOU volumes, as well as additional goodwill amortization from the Company's recent acquisitions. The growth in revenue exceeded the growth in depreciation and amortization expense which caused depreciation and amortization expense as a percentage of revenues to decrease to 5.7% for both the three and nine month periods ended September 30, 1996 from 6.5% and 6.6% for the same periods in 1995, respectively. The reduction in depreciation and amortization expense as a percentage of revenues reflects the Company's ability to maximize the application of its facilities and achieve economies of scale from its revenue growth.

         OPERATING INCOME. Operating income increased 78% to $38.6 million and 83% to $104.5 million for the three and nine months ended September 30, 1996, respectively, compared to the same period in 1995 due to the factors discussed above. As a percentage of revenues, operating income increased to 13.4% and 12.9% for the three and nine months ended September 30, 1996, respectively, compared to 12.5% and 12.2% for the same periods in 1995, reflecting management of expenses during a period of significant growth in revenues and MOUs.

         INTEREST AND OTHER EXPENSE, NET. Interest and other expense, net of capitalized interest, increased to $7.7 million and $22.9 million for the three and nine months ended September 30, 1996, respectively, from $4.5 million and $11.6 million for the same periods in 1995, respectively. Increased interest expense was the result of higher levels of outstanding debt during most of 1996 as compared to the same periods in 1995. The Company's acquisitions of Teledial America, ATS and PACE increased outstanding debt by approximately $107 million for the three and nine months ended September 30, 1996 over the comparable periods in 1995. The level of outstanding debt decreased toward the end of the quarter as a result of the application of the proceeds from the accounts receivable securitization program (Securitization Program). The Company is expecting a lower cost of funding to be provided by the Securitization Program as well as more favorable interest rates on the outstanding balances under the Company's Revolving Credit Facility (Credit Facility).

         INCOME TAX EXPENSE. Income tax expense was $10.8 million and $28.5 million for the three and nine months ended September 30, 1996, respectively, as compared to $4.1 million and $10.9 million for the same periods in 1995, respectively. The increase in income tax expense was a result of an increase in the estimated effective tax rate to 35% in 1996 from 24% in 1995, as well as the increase in income before income taxes for the periods in 1996 as compared to 1995. The effective tax rate is lower than the statutory rate primarily due to the Company's expectation that a portion of the available net operating losses (NOLs) will be realized in future years as permitted by Statement of Financial Accounting Standards No. 109 (See Note 9 to the Condensed Consolidated Financial Statements).

         PREFERRED DIVIDENDS. Preferred dividends were $0.5 million and $2.8 million for the three and nine months ended September 30, 1996, respectively, as a result of the dividend requirements on the previously outstanding 5% Cumulative Convertible Exchangeable Preferred Stock (Preferred Stock). There were Preferred Stock conversions of approximately 1.7 million shares and
4.6 million shares during the three and nine months ended September 30, 1996, respectively. The remaining shares of Preferred Stock were redeemed on September 3, 1996. The conversions and redemptions decreased the balance of Preferred Stock and the corresponding preferred dividend payments decreased during 1996 as compared to 1995. The elimination of future dividend payments will result in an annual savings of $5.8 million, based upon the original 4.6 million shares issued in August 1993.

         INCOME ON COMMON STOCK. The Company generated income on common stock (after preferred dividends) of $19.6 million and $50.2 million for the three and nine months ended September 30, 1996, respectively, as compared to $11.6 million and $30.3 million for the same periods in 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         LCI International, Inc. (LCI) is a holding company and conducts its operations through direct and indirect wholly-owned subsidiaries. LCI SPC I, Inc. was established as a wholly-owned subsidiary of LCI to facilitate the Securitization Program, and is subject to certain contractual restrictions concerning the payment of dividends or the making of loans or advances to LCI. There are however, no restrictions on the movement of cash among the Company and the other subsidiaries in the consolidated group and the Company's discussion of its liquidity is based on the consolidated group. The Company measures its liquidity based on cash flow as reported in its Condensed Consolidated

Statements of Cash Flow; however, the Company does use other operational measures as outlined below to manage its operations.

         CASH FLOWS - OPERATING ACTIVITIES. The Company provided $238.9 million of cash from operations for the nine months ended September 30, 1996 which is an increase of $219.5 million from the same period in 1995. The proceeds from the Securitization Program provided $108.0 million during 1996. The remaining increase is due to the significant growth in revenues and net income for the periods, as well as improved management of working capital and stronger cash collections in 1996 when compared to 1995.

         CASH FLOWS - INVESTING ACTIVITIES. The Company has supported its growth strategy with capital expenditures and acquisitions, resulting in $224.0 million in cash used for investing activities during 1996, representing an increase of $91.5 million compared to 1995. During the nine months ended September 30, 1996, the Company spent $105.8 million in capital expenditures to acquire additional switching, transmission and distribution capacity as well as to develop and license information systems support, representing an increase of $51.8 million from the same period in 1995.

         The Company's acquisitions of Teledial America and ATS in the first quarter of 1996, as well as the acquisitions of PACE and other intangible assets in the second quarter of 1996 resulted in the use of $118.1 million in cash for the nine months ended September 30, 1996. During the third quarter of 1995, the Company used $78.4 million for the acquisition of CTG and payment for a called letter of credit.

         CASH FLOWS - FINANCING ACTIVITIES. Financing activities used a net $14.9 million for the nine months ended September 30, 1996, compared with cash provided by financing activities of $113.1 million during the same period in 1995. During the nine months ended September 30, 1996 the Company increased its financing activities to fund its acquisitions and capital expenditures, as discussed in investing activities, above. This increase was offset by the proceeds provided by the sale of accounts receivable pursuant to the Securitization Program, which were used to pay down outstanding balances under the Credit Facility.

         CAPITAL RESOURCES. In February 1996, the Company negotiated an increase in the Credit Facility to $700 million for a five-year period, and in September 1996, the Company entered into a Discretionary Line of Credit for $25 million. The Credit Facility and Discretionary Line of Credit allow the Company to borrow on a daily basis, therefore the Company uses its available cash to reduce the balance of its borrowings and maintains no cash on hand. As of September 30, 1996, the Company had $252 million outstanding under the Credit Facility with $10 million reserved as a result of issued letters of credit and, based on covenant restrictions, the Company had $355 miliion available under the Credit Facility. As of September 30, 1996, the Company had $5 million outstanding on the Discretionary Line of Credit with $20 million available.

         The banks' commitment under the Credit Facility is subject to various principal reductions, depending on the outstanding balance, until maturity on March 31, 2001. The Credit Facility contains certain balance sheet, operating cash flow, capital expenditure and negative covenant requirements. As of September 30, 1996, the Company was in compliance with all covenants. The interest rate on the Credit Facility outstanding balance is variable based on several indices (See Note 6 to the Condensed Consolidated Financial Statements). The weighted average interest rate on the debt outstanding under the Credit Facility was 6.5% and 6.9% at September 30, 1996 and 1995, respectively.

         On August 29, 1996, the Company entered into the Securitization Program to sell a percentage ownership interest in a defined pool of the Company's trade accounts receivable. The Company can transfer an undivided interest in a designated pool of accounts receivable on an ongoing basis to maintain the participation interest up to the limit of $150 million. At September 30, 1996, the pool of trade accounts receivable which was available for sale totaled approximately $114.9 million and the amount of receivables sold totaled $108.0 million.

         Although the Company believes it has sufficient operating cash flows and available borrowing capacity to fund its current operations and anticipated capital requirements, the Company continues to evaluate other sources of financing. The Company has filed a shelf registration statement with the Securities and Exchange Commission, which would allow the issuance of $300 million of debt and/or equity securities.

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

         EBITDA increased 67% to $55.0 million and 70% to $150.4 million for the three and nine months ended September 30, 1996, respectively, compared to the same period for 1995. The successful growth in operations, together with the capital changes discussed above, have significantly improved EBITDA during the periods presented.

         CAPITAL REQUIREMENTS. The Company has utilized strategic acquisitions as a means of expanding its network, sales and service presence and revenues across the country. The Company evaluates each potential acquisition to determine its strategic fit within the Company's growth, operating margin and income objectives. The Company expects to continue to actively explore potential acquisitions and may enter into discussions from time to time with potential acquisition candidates, but there can be no assurance that the Company will be able to enter into agreements in the future with respect to, or consummate, acquisitions on acceptable terms.

         The PACE and Teledial America acquisition agreements contain provisions that may require the Company to make contingent purchase price payments during the fourth quarter of 1996 and through 1997. These payments will be based on achieving certain revenue performance and customer retention as specified in the respective purchase agreements. The Company expects to increase the level of capital expenditures through 1997 to support continued growth.

         In May 1996, the Company entered into two separate agreements with a distributor and its affiliated party. In consideration for the contract extensions as well as exclusivity and non-compete provisions in the agreements, the Company will make payments on various designated dates over several years in accordance with the two agreements. Certain of these payments are contingent upon these parties meeting certain performance measures. These payments are being amortized over the respective contract terms.

         COMMITMENTS AND CONTINGENCIES. The Company has agreements with certain interexchange carriers and third-party vendors to lease facilities for originating, terminating and transport services. These agreements require the Company to maintain minimum monthly and/or annual billings based on usage. The third party carriers include WorldCom Network Services, Inc. d/b/a WilTel, Sprint Corporation and MCI Telecommunications Corporation. In addition, the Company uses services provided by each RBOC, GTE Telephone Operating Companies and other smaller local exchange carriers. The Company currently has one significant contract with a third-party carrier, however, the costs associated with the contract represent less than 10% of the Company's revenue on an annual basis (See Note 7 to the Condensed Consolidated Financial Statements). The Company manages its Network in order to maximize reliability and redundancy and minimize dependence on any particular third party carrier. The Company may, however, increase its reliance on a particular third party carrier as a result of service, quality and pricing considerations. The Company has engineered its network to minimize the impact on its customers of a service failure by any third party carrier and has established contingency plans to reroute traffic as quickly as possible if a service failure by a third party carrier should occur. Although most service failures that the Company has experienced have been corrected in a relatively short time period, a catastrophic service failure could interrupt the provision of service by both the Company and its competitors for a lengthy time period. The restoration period for a catastrophic service failure cannot be reasonably determined, however the Company has not experienced a catastrophic service failure in its history.

         The Company has been named as a defendant in various litigation matters. Management intends to vigorously defend these outstanding claims. The Company believes that it has adequate accrued loss contingencies and that current pending or threatened litigation matters will not have a material adverse impact on the Company's results of operations or financial condition (See Note 7 to the Condensed Consolidated Financial Statements).

         FEDERAL INCOME TAXES.   The Company has generated significant NOLs in
prior years that are available to reduce current cash requirements for income taxes. See Note 9 of the Condensed Consolidated Financial Statements for a discussion of the availability and expected utilization of the existing NOLs.

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

         PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 - SAFE HARBOR CAUTIONARY STATEMENT. This report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995 (the Reform
Act). These forward-looking statements express the beliefs and expectations of management regarding LCI's future results and performance and include, without limitation, the following: statements concerning the Company's outlook for 1997; the Company's plans to enter the local service market; the effect of FCC and judicial rulings pertaining to local service competition and RBOC entry into the long-distance market; the impact of marketplace competition on pricing strategies and rates; expected growth in the residential business segment; the cost reduction strategies and opportunities in gross margin; the expected interest savings from the Securitization Program; funding of capital expenditures and operations; the Company's beliefs regarding a catastrophic service failure; and other similar expressions concerning matters that are not historical facts.

         Such statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results, performance, and/or achievements of the Company to differ materially from any future results, performance, or achievements, expressed or implied by the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements and any such statement is qualified by reference to the following cautionary statements. In connection with the safe harbor provisions of the Reform Act, the Company's management is hereby identifying important factors that could cause actual results to differ materially from management's expectations including, without limitation, the following: increased levels of competition in the telecommunications industry, including RBOC entry into the long-distance industry and the impact on pricing; the ability of LCI's direct sales force and alternative channels of distribution to obtain new sales; the adoption and application of rules and regulations implementing the Act; and other risks described from time to time in the Company's Securities and Exchange Commission filings. The Company undertakes no obligation to publicly release the result of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Thomas J. Byrnes and Richard C. Otto v. LCI Communications Holdings Co. et al. was filed by two former members of the Company's management on June 28, 1991 in Common Pleas Court, Franklin County, Ohio. The suit alleged age discrimination by the Company among other things and sought $42.8 million in compensatory and punitive damages. During 1993, a jury returned a verdict in favor of the Plaintiffs and the Common Pleas Court awarded approximately $8.1 million in damages and attorney's fees.

         Both the Plaintiffs and the Company appealed this matter to the Court of Appeals in Ohio, which in a two to one decision overruled each of LCI's assignments of error and two of the Plaintiffs' claims, and sustained the Plaintiffs' request for approximately $0.1 million in pre-judgment interest in addition to the previous award. The Company filed a Notice of Appeal at the Supreme Court of Ohio (the Court) and the Court agreed to review the decision by the Court of Appeals. Oral arguments took place in May 1996. To date the Court has not rendered an opinion on the matter, although the Company expects an opinion to be rendered in the fourth quarter of 1996. The appeal process has extended the resolution of this matter for several years and, depending on the disposition and timing of the ultimate outcome, it is reasonably possible that between $0 and $3 million of additional interest expense could be incurred.

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

         The Company has also been named as a defendant in various other litigation matters incident to the character of its business. The Company believes it has adequate accrued loss contingencies with respect to all litigation matters and, although the ultimate outcome of these claims cannot be ascertained at this time, that current pending or threatened litigation matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: The exhibits filed as part of this report are set forth in the Index of Exhibits on page 32 of this report.

(b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

                                   SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        LCI INTERNATIONAL, INC.



         DATE: November  5, 1996     BY:  /s/ Joseph A. Lawrence
               -----------------          ----------------------



                                          Chief Financial Officer,
                                          Senior Vice President Finance and
                                          Corporate Development


                                          (as duly authorized officer and
                                          principal financial officer)

                                 EXHIBIT INDEX

The following Exhibits are included in this Quarterly Report on Form 10-Q:



  Exhibit                                              Exhibit
  Number                                               Description
-------------    -------------------------------------------------------------------------------------------------------------
3(i)(a)          Amended and Restated Certificate of Incorporation.(1)

3(ii)            Amended and Restated By-laws(2)

10(r)(i)         Transfer and Administrative Agreement among Enterprise Funding Corporation, LCI SPC I, Inc., LCI International
                 Telecom Corp., NationsBank, N.A. and certain other parties thereto, dated August 29, 1996.

10(r)(ii)        Receivables Purchase Agreement, dated August 29, 1996, among LCI International Telecom Corp. and LCI
                 SPC I, Inc.,

10(r)(iii)       Subordinated Intercompany Revolving Note, dated August 29, 1996, issued to LCI International Telecom Corp.
                 by LCI SPC I, Inc.

10(r)(iv)        Support Agreement, dated August 29, 1996, by LCI International, Inc. in favor of LCI SPC I, Inc.

11               Statement Regarding Computation of Per Share Earnings

27               Financial Data Schedule

(1) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.

(2) Incorporated by referemce from the Company's Registration Statement on Form S-1 (No. 33-60558).