Form 10-Q/A
period 1996-06-30
LCI INTERNATIONAL INC /VA/
filed 1997-02-20
CIK 899760

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-Q/A

                                Amendment No.1

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
                                              --------

                          LCI INTERNATIONAL,  INC.
                          ------------------------
           (Exact name of registrant as specified in its charter)


       Delaware                                        13-3498232
------------------------------             ------------------------------------
(State of other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

8180 Greensboro Drive,  Suite 800
       McLean, Virginia                                    22102
-------------------------------------                 ---------------
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

                            LCI INTERNATIONAL, INC.

                                     INDEX


                                                                                                PAGE NO.
                                                                                                --------
PART I.   FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis of Results of Operations
                and Financial Condition                                                           3 - 13

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                                                      14

SIGNATURE                                                                                           15

EXHIBIT INDEX

EXHIBITS                                                                                            16

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

         The Company uses a variety of channels to market its services. In addition to its internal sales force, the Company uses a combination of advertising, telemarketing and third-party sales agents. With respect to third-party sales agents, compensation for sales is paid to agents in the form of an ongoing commission based upon collected revenue attributable to customers identified by the agents. Service responsibilities including billing and customer service functions for such customers are performed by the Company. American Communications Network, Inc. (ACN), a nationwide network of third-party sales agents, continued to be the most successful of the Company's sales agents and accounted for a significant portion of the Company's residential/small business sales growth. In June 1996, the Company extended its contract with ACN through April 2011. In consideration for the contract extension, as well as exclusivity and non-compete provisions, the Company committed to make two payments on designated dates which will be amortized over the life of the contract. A portion of these payments is contingent on future performance by ACN. The agreement also contains a provision whereby ACN will receive a payment if there is a change in the control of the Company. In consideration for this change in control payment, the Company will receive a 31% reduction in the ongoing commission rates paid to ACN. The change in control payment is calculated based on a multiple of three times the average monthly collected revenue generated by customers identified by ACN. Average monthly collected revenue is calculated over a 24-month performance period subsequent to the change in control. The amount of this payment is therefore dependent upon ACN's level of performance during this period.

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


                                        LCI INTERNATIONAL, INC.



 DATE: February 20, 1997            BY: /s/ Joseph A. Lawerence
       -----------------                -----------------------
                                            Joseph A. Lawrence


                                        Chief Financial Officer,
                                        Senior Vice President Finance and
                                        Corporate Development


                                        (as duly authorized officer and
                                        principal financial officer)

                                 EXHIBIT INDEX

The following Exhibits are included in this Quarterly Report on Form 10-Q:



  Exhibit                                              Exhibit
  Number                                               Description
-------------    -------------------------------------------------------------------------------------

3(i)(a)          Amended and Restated Certificate of Incorporation(3)

3(ii)            Amended and Restated By-laws(2)

10(l)(xx)        Employment Agreement, dated as of March 19, 1996 between LCI International Management
                 Services, Inc. and Roy Gamse(3)

10(q)(iiii)      Contractor Agreement dated May 1, 1996 between LCI International Telecom Corp. and American
                 Communications Network, Inc.(1)

11               Statement Regarding Computation of Per Share Earnings(3)

15               Letter Regarding Unaudited Interim Financial Information(3)

27               Financial Data Schedule(3)


(1)   Confidential treatment has been requested for portions of this exhibit.

(2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-60558).

(3) Incorporated by reference to the Registrant's Form 10-Q for quarterly period ended June 30, 1996 filed Aug 13, 1996.