Form 10-K405
period 1996-12-31
LCI INTERNATIONAL INC /VA/
filed 1997-03-18
CIK 899760

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K
(Mark One)

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31,1996

                                       OR


       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                   to
                              ------------------    -------------------

                        Commission file number  0-21602

                            LCI INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


                DELAWARE                                                  13-3498232
(State or other Jurisdiction of Incorporation or              (I.R.S. Employer Identification Number)
              Organization)

     8180 GREENSBORO DRIVE, SUITE 800                                        22102
               McLEAN, VA                                                  (Zip Code)
  (Address of principal executive offices)

    Registrant's telephone number, including area code:    1-800-296-0220

          Securities registered pursuant to Section 12(b) of the Act:

   Title of Each Class               Name of Each Exchange on Which Registered
   -------------------               -----------------------------------------

Common Stock, $.01 par value              New York Stock Exchange, Inc.

          Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                (title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X       No
                                                  -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    The aggregate market value of the voting stock held by non-affiliates of LCI International, Inc. was $1,596,251,000 at February 28, 1997.

    As of February 28, 1997, there were 77,617,276 shares of LCI International, Inc. Common Stock (par value $.01 per share) outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1996 Annual Report to Shareowners - Part II
Portions of the Proxy Statement for the 1997 Annual Meeting of Shareowners -
Part III

                            LCI INTERNATIONAL, INC.
                        1996 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS


PART I
-----------------------------------------------------------------------------------------------
ITEM 1.  Business                                                                           3
ITEM 2.  Properties                                                                         8
ITEM 3.  Legal Proceedings                                                                  9
ITEM 4.  Submission of Matters to a Vote of Security Holders                                9

EXECUTIVE OFFICERS OF THE COMPANY                                                          10


PART II
-----------------------------------------------------------------------------------------------
ITEM 5.  Market for the Company's Common Equity and Related Shareowner Matters             11
ITEM 6.  Selected Financial Data                                                           11
ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                     11
ITEM 8.  Financial Statements and Supplementary Data                                       11
ITEM 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                              11

PART III
-----------------------------------------------------------------------------------------------
ITEM 10.  Directors and Executive Officers of the Company                                  12
ITEM 11.  Executive Compensation                                                           12
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management                   12
ITEM 13.  Certain Relationships and Related Transactions                                   12

PART IV
-----------------------------------------------------------------------------------------------
ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                  13

INDEX TO EXHIBITS                                                                         E-1

SIGNATURES                                                                                S-1


                                     PART I

ITEM 1. BUSINESS

    LCI International, Inc., together with its subsidiaries, (LCI or the Company), is a facilities-based, long-distance telecommunications carrier that provides a broad range of domestic and international telecommunications service offerings in all market segments: commercial, wholesale and residential/small business. The Company serves its customers through leased and owned digital fiber-optic facilities spanning the U.S. and more than 200 countries (the Network). LCI's Network includes eleven switches in Atlanta, Baltimore, Chicago, Cleveland, Columbus, Charlotte, Detroit, Delta, Jersey City, Los Angeles, and Memphis - connecting LCI to metropolitan areas that account for 95% of U.S. call volume.

    LCI International, Inc., a Delaware corporation, was incorporated in 1988 and is a holding company. The Company's operations are conducted through LCI's direct wholly owned subsidiaries, LCI International Management Services, Inc. (LCI Management Services), LCI SPC I, Inc. and LCI International SC, Inc., as well as, its indirect wholly owned subsidiaries, LCI International Telecom Corp. (LCIT) and LCI International of Virginia, Inc.


INDUSTRY BACKGROUND

    Historically, the Company has operated in the $80 billion long-distance telecommunications industry. The long-distance industry is highly competitive and is currently dominated by the three largest interexchange carriers: AT&T Corporation (AT&T), MCI Communications Corporation (MCI) and Sprint Corporation (Sprint). In 1996, fewer than ten publicly traded long-distance carriers, including the Company, had annual revenues exceeding $1 billion. The balance of the long-distance industry comprises several hundred smaller interexchange carriers, resellers, and agents. Recent legislative and regulatory activity is designed to create one telecommunications industry to encompass both long-distance and local telecommunication services. The local telecommunications industry is approximately $95 billion and is dominated by the seven Regional Bell Operating Companies (RBOCs) and GTE Communications Corporation (GTE). The RBOCs have been granted the authority to provide long-distance service between Local Access Transport Areas (interLATA) outside their respective regions. The nature of competition in this combined industry is expected to change significantly as legislative and regulatory activities progress. The Company intends to provide combined local and long-distance services to compete in what is expected to be a $150 billion combined market.

    The present long-distance telecommunications marketplace was shaped by the 1984 court-ordered divestiture by AT&T of its 22 Bell Operating Companies, known as "BOCs." As part of the AT&T Divestiture Consent Decree, the United States was divided into geographic areas known as Local Access Transport Areas (LATAs). The local exchange carriers (LECs), which include the Bell Operating Companies and independent local exchange carriers, provide local telephone service, local access services and short-haul toll service. Interexchange carriers (IXCs) including the Company and certain independent local exchange carriers, provide interLATA long-distance service and long-distance service within LATAs.

    The Company's ability to compete and grow is subject to changing industry conditions. Recent legislation and the resulting judicial and regulatory action have had a significant impact on the current industry environment. These changes will alter the nature and degree of competition in both the local and long-distance segments of the industry.

TELECOMMUNICATIONS SERVICES

    The Company provides a broad array of long-distance telecommunications services to its customers, which include residential/small business, medium-sized and large businesses, national accounts, other interexchange carriers, government agencies and academic institutions. The Company's switched services include basic long-distance or measured toll service (MTS), accessible via "l plus" dialing or dialing a five digit access code (10xxx). The Company also provides a variety of wide area telecommunications services
(WATS) available through switched or dedicated lines. Due to the almost universal use of high quality digital transmission facilities, the Company believes that quality of transmission is no longer a substantial competitive advantage.


    The Company has developed a marketing strategy that focuses on differentiating LCI through "simple, fair and inexpensive" domestic and international telecommunications service offerings in all market segments. The Company provides low, easy to understand rates, that vary primarily based on the time a call is placed (i.e., during or after business hours) and not by the distance of an interstate call. Calls are billed primarily based on an initial charge, with additional increments of six seconds, as opposed to full minute intervals charged by many of the Company's competitors for residential service. This service offers discounted evening rates beginning at 6 p.m. and does not require waiting until later hours for discounts. The Company does not attach any complex conditions to the simple, fair and inexpensive service, such as minimum monthly usage or term requirements, or requiring customers to sign up other customers to earn full discounts. For commercial customers, LCI also focuses on offering a full complement of high quality, competitively priced services to small, medium-sized and large customers including calling card services, toll-free services, audioconferencing, frame relay data service, Internet access, and specialized high-volume data transmission services. Although the Company provides long-distance services to a wide range of market segments, the Company does not seek to compete with every service offered by the Company's competitors. The Company's strategy for competitive flexibility includes a balance across all market segments with selective service offerings.

    The Company's strategic direction is supported by growth through geographic expansion of sales presence and Network operating facilities, as well as expansion in sales channels, targeted service offerings to each market segment, and selective acquisitions. This approach is dependent on maintaining efficient, low cost operations in order to preserve pricing flexibility and operating margins. The Company has historically managed its selling, general and administrative expenses at a percentage of revenue which is lower than its three largest competitors.

COMPETITION

    The long-distance telecommunications market is highly competitive. The principal competitive factors affecting the success of the Company's strategy are the industry environment as described above, pricing, efficient low-cost operations, customer service and diversity of services and features. The Company's pricing approach is to offer a simple, flat-rate pricing structure with rates generally below those of AT&T, MCI and Sprint. This pricing strategy is supported by a continuous focus on lowering the unit cost of the Company's cost of service, which enables the Company to competitively price its services. Recently, certain long-distance carriers have introduced a variety of pricing programs that have increased competitive pricing pressures. LCI continues to believe that its simple, fair and inexpensive marketing and service pricing approach is very competitive in retaining existing customers, as well as in obtaining new customers. The Company's ability to compete effectively will depend on maintaining high-quality, market-driven services at prices generally equal to or below those charged by its major competitors.

    As a result of the passage of the Telecommunications Act of 1996 and the effect of other regulatory matters discussed below (see Legislation and Regulatory Matters), the structure of the industry is expected to change by initially allowing local service to be provided by carriers other than LECs, while eventually permitting RBOCs to provide interLATA long-distance service within their service territories. Consequently, the Company expects competition within the industry to increase in both the long-distance and local markets over time.

TARGETED SERVICE OFFERINGS

    Residential/small business customers and medium-sized businesses primarily purchase switched services, while carriers and large commercial customers typically purchase both switched and dedicated access services. Switched services, charged on a usage-sensitive basis, are telecommunication services provided to each customer through switching and transmission facilities. Private line services, a type of dedicated access service, are charged on a fixed price basis for which transmission capacity is reserved for that customer's traffic.

    The Company uses a variety of channels to market its services. In addition to its internal sales force, the Company uses a combination of advertising, telemarketing and third-party sales agents. During 1997, the Company continued to expand its sales presence across the country through all of these channels. With respect to third-party sales agents, compensation for sales is paid to agents in the form of an ongoing commission based upon collected revenue attributable to customers identified by the agents. Responsibility for the customer relationship, including billing and customer service, is maintained by the Company. American Communications Network, Inc. (ACN), a nationwide network of third-party sales agents, continued to be the most successful of the Company's sales agents and accounted for a significant portion of the Company's residential/small business sales growth. ACN is authorized to sell certain defined services that currently exist; new services may or may not be authorized in the future.

    In June 1996, the Company extended its contract with ACN through April 2011. In consideration for the contract extension, as well as ACN's exclusivity and non-compete provisions, the Company committed to make two payments on designated dates which will be amortized over the life of the contract. A portion of these payments is contingent on future performance by ACN. The agreement also contains a provision whereby ACN will receive a payment if there is a change in the control of the Company. In consideration for this change in control payment, the Company will receive a 31% reduction in the ongoing commission rates paid to ACN. The change in control payment is calculated based on a multiple of three times the average monthly collected revenue generated by customers identified by ACN. The monthly collected revenue average is calculated over a 24-month performance period subsequent to the change in control. The amount of this payment is therefore dependent upon ACN's level of performance during the entire performance period, and cannot be reasonably estimated at this time.

    BUSINESS SERVICES. In 1996, 1995 and 1994 business long-distance customers, including wholesale customers, accounted for approximately 70%, 80% and 90% of the Company's revenues, respectively. The Company has expanded its marketing to include a full range of large and small businesses throughout the United States. In response to the fast-growing market of small and home-based businesses, the Company delivered services specially tailored to the needs of these customers. Unlike other plans for businesses, the Company offers plans that do not require term commitments, contracts, subscription fees or penalties. The Company's popular commercial services, Simply Guaranteed(R), Integrity(R) and Simply Business(R), have continued to be successful and have been extended to the small and medium-sized business customer. The Company's simple, fair and inexpensive philosophy also includes pricing for international calls, with rates based on the countries involved.

    The Company also offers private line telecommunications services to its business and wholesale customers. Point to point services are interexchange facilities dedicated exclusively for a single customer's use, connected to customer locations on both ends with dedicated access facilities. Revenues from point to point services, included in business revenues above, were approximately 10% of total revenues for each of 1996, 1995 and 1994. Historically gross margins on sales of these services have been higher than the Company's overall average due to fixed transmission facilities in place to handle these services.

    Another important source of revenue for the Company is the sale of transmission capacity and services to other long-distance wholesalers and to resellers of long-distance service. Although gross margins on sales to such customers are generally lower than the Company's overall average, the service expenses associated with this segment are also lower, resulting in an operating margin in line with the Company's overall average.

    RESIDENTIAL SERVICES. Within the past three years the Company has implemented marketing and service development efforts intended to expand its share of the U.S. residential long-distance market. As a result, the Company's residential revenue grew in excess of 100% in each of the past three years and represented approximately 30% of the Company's revenues by the end of 1996. This is compared with approximately 20% and 10% of the Company's revenues at the end of 1995 and 1994, respectively.

    The Company has experienced an increase in selling, general and administrative expenses as a result of the growth in the residential/small business service line. Residential service revenues are primarily billed through LECs, resulting in higher billing service expenses for this service line. In addition, increased commission expense, and higher sales allowance and bad debt expense are incurred with this shift in customer mix. The residential/small business segment incurs higher proportional selling, general and administrative costs, but also provides a higher gross margin than other segments.

    The significant residential services growth rates were accomplished primarily through the Company's simple, fair and inexpensive service offerings that charge customers based on time of day, not distance. The Company offers residential customers simplified rates, direct dialing for nationwide and international calls, 24-hour customer service, combined billing from the local exchange carrier, six-second incremental billing and optional special features such as World Card Plus(R), a calling card option, and personal 800-numbers.

    LOCAL SERVICES. The Company is involved in state regulatory proceedings in various states to secure approval to offer local service, which would enable the Company to provide combined local and long-distance services to existing and prospective customers. The Company has received approval to resell local service in 21 states (Alabama, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Maryland, Michigan, Minnesota, Mississippi, Nevada, New York, Pennsylvania, South Carolina, Tennessee, Texas, Washington and Wisconsin) and the District of Columbia, and has applications for local service authority pending in another seven states. As of January 1997, the Company was offering local telecommunications service in California, Illinois and New York. Additionally, as of March 1997, the Company had signed agreements with Bell South and Ameritech to provide local service in the respective nine-state region and five-state region serviced by each LEC.

    The Company has extended its simple, fair and inexpensive marketing strategy to its local service offerings. Through the Company's Simply Direct(R) service offering, LCI's local service customers will receive simplified rates, direct dialing for local and long distance service, 24-hour customer service, combined billing for local and long distance service and six-second incremental billing.

FACILITIES EXPANSION

    The Company's Network utilizes transmission equipment consisting of digital fiber optic transmission circuits to complete long-distance calls. Within the central Midwest region of the United States, the Company provides services primarily through the operation of its 1,400 route-mile network, which includes digital fiber-optic transmission facilities owned by the Company. Nationwide, the Company provides long-distance telecommunications services primarily through its entire Network, which includes both owned and leased digital fiber optic transmission facilities spanning the continental United States. In February 1997, the Company entered into an agreement to extend the Company's owned Network by over 3,100 route miles. Delivery and acceptance of these facilities is expected to occur in the second half of 1997. The Company expects that its cost for leased facilities will be reduced as a result of the Network expansion. These cost reductions will occur over several years as Network optimization is achieved. The Company will continue to evaluate the best options to expand its network capacity through leased or owned facilities.

    The Company expanded operating offices to South Carolina, Michigan and Tennessee as well as sales offices in the mid-west and southern regions of the United States through recent acquisitions. During 1996, the Company opened a second national customer service center in Greenville, South Carolina and added several sales offices during the year.

ACQUISITIONS

    In June 1996, the Company purchased the long-distance business of Pennsylvania Alternative Communications, Inc. (PACE). The results of operations for PACE were included in the Company's consolidated statement of operations from June 1, 1996. In January 1996, the Company purchased the long-distance businesses of Teledial America, Inc. (Teledial America), which did business as U.S. Signal Corporation, and an affiliated company, ATS Network Communications, Inc. (ATS). The results of operations for Teledial America and ATS were included in the Company's consolidated statement of operations from January 1, 1996. In September 1995, the Company acquired Corporate Telemanagement Corp. (CTG), a Greenville, South Carolina-based provider of long-distance services to commercial customers throughout the U.S. The Company's consolidated results of operations for 1995 included CTG from September 1, 1995.

LEGISLATION

    Telecommunications Act of 1996. In February 1996, the Telecommunications Act of 1996 (the Act) was passed by the United States Congress and signed into law by President Clinton. This comprehensive telecommunications legislation was designed to increase competition in the long-distance and local telecommunications industries. The legislation will allow the RBOCs to provide long-distance service in exchange for opening their local networks to competition. Under the legislation, the RBOCs can immediately provide interLATA service outside of their local-service territories, while GTE and other independent LECs can immediately provide long-distance service inside their respective local-service territories. However, an RBOC must apply to the Federal Communications Commission (FCC) to provide long-distance services within any of the states in which the RBOC currently operates. The RBOCs must satisfy several pro-competitive criteria before the FCC will approve an RBOC's request to provide in-region interLATA long-distance services. During 1997, several RBOCs are expected to apply to the FCC for authority to provide in-region interLATA services. The Company is unable to determine how the FCC will rule on any such applications. The legislation provides a framework for the Company and other long-distance carriers to compete with incumbent LECs by reselling service of local telephone companies and interconnecting with LEC network facilities at various points in the network (i.e. unbundled network services), or building new local-service facilities. The Company has signed agreements with some LECs, and is currently in formal negotiations with other LECs to reach local-service agreements. LCI intends to vigorously compete in the local-service market. Initially, the Company will provide local service to customers on a resale basis. In the future, the Company may decide to buy and resell unbundled network services, which could also be used as a platform to provide total access services, or decide to build local-service facilities. The Company's decision on the method to provide local service is dependent on the economic viability of the options and favorable regulation, which will likely be different state-by-state.

REGULATORY MATTERS

    LOCAL INTERCONNECTION AND RESALE. In August 1996, the FCC adopted a comprehensive regulatory framework to implement policies, rules, and procedures regarding local service competition as required under the Act (Interconnection Order). The Interconnection Order establishes a minimum national framework for interconnection, the purchase of unbundled local network elements, resale discounts, and procedures by which agreements for the provision of local service through LECs are to be arbitrated. Under the Interconnection Order, the states will have an important role implementing and applying local interconnection policies, rules and procedures.

    Several states, companies, associations, and other entities appealed the Interconnection Order. In September, 1996, the United States Court of Appeals for the Eighth Circuit (the Eighth Circuit Court) issued a temporary stay of the Interconnection Order, preventing the order from taking effect on September 30, 1996 while it heard oral arguments. On October 15, 1996, the Eighth Circuit Court issued a stay on the implementation of various aspects of the Interconnection Order, including the proxy pricing provisions for unbundled network elements, resale discounts, and the "pick and choose" rule which allows carriers to choose the best rates and terms for components of a phone network from any previous agreements between the incumbent LEC and other carriers. The FCC and other parties petitioned the U.S. Supreme Court to reverse the Eighth Circuit Court's decision and implement the Interconnection Order. On October 31, 1996, U.S. Supreme Court denied the petitions to overturn the stay.
Because of the uncertainty regarding whether the Eighth Circuit Court will overturn the Interconnection Order, the Company is unable to predict what impact the pending judicial proceedings will have on local service competition or on RBOC provision of in-region interLATA services.

    Regulation of RBOC Out-of-Region Long Distance. The Act granted the RBOCs the authority to provide out-of-region long-distance services. In response, the FCC granted the ability for an RBOC that provides interstate interexchange services through an affiliate to obtain non-dominant (i.e., less burdensome) regulatory treatment on an interim basis, if the affiliate complies with certain safeguards. The safeguards require that the affiliate: maintain separate accounting, not jointly own transmission or switching facilities with the RBOC, and obtain any tariffed services from the affiliated RBOC at tariffed rates and conditions. The Company is unable to predict what impact, if any, the implementation of these requirements will have on long-distance competition from RBOCs.

    RBOC Mergers. In early 1996, RBOCs SBC Communications Inc. and Pacific Telesis Group announced plans to merge, as did RBOCs Bell Atlantic Corp. and NYNEX Corp. The mergers are subject to review and approval by various state and federal agencies. The Company is unable to predict what impact, if any, these potential mergers, if approved, might have on competition in the telecommunications industry or on the Company.

    Universal Service and Access Charge Reform. In 1996, the FCC began two additional proceedings that will significantly impact the telecommunications industry: Universal Service and Access Charge Reform. The first proceeding will consider modifications to existing industry subsidies in order to ensure that telephone service remains affordable to all U.S. consumers and to meet the special telecommunications needs of educational and health care institutions. This proceeding could result in all telecommunications carriers being required to incur additional costs for universal service funding. In the Access Charge Reform proceeding, the FCC will consider changes to the access charges levied by LECs on long distance companies for connection to the local networks. These charges currently represent approximately one-third of the long distance industry revenues. The FCC has recognized that the current access charge arrangements are inefficient and inconsistent with competition, and has stated its intention to begin to move these charges toward actual economic costs. It is widely expected that material changes to current industry access charge cost structures could result from these proceedings. In light of the uncertainty regarding the FCC's ultimate actions in these proceedings, the Company is unable to predict what impact these proceedings will have on the company's cost structure, revenues or competitive position.

    Detariffing. In October 1996, the FCC issued an order that non-dominant interexchange carriers will no longer be permitted to file tariffs for interstate domestic long-distance services. Detariffing will be mandatory after a nine-month transition period. Interexchange carriers will still be required to retain and make available information as to the rates and terms of the services they offer. These rules requiring mandatory detariffing were appealed by several parties and, in February 1997 the U.S. Court of Appeals for the District of Columbia Circuit, issued a stay preventing the rules from taking effect pending judicial review. The Company is currently unable to predict what impact the FCC's order will have on LCI or the telecommunications industry, if the mandatory detariffing rules take effect.

 EMPLOYEES

    At December 31, 1996, the Company had 2,348 full-time employees, none of whom were subject to any collective bargaining agreement. The Company believes it has good relations with its employees.

ITEM 2.  PROPERTIES

    The Company's corporate headquarters are located in McLean, Virginia, where it leases space for general and administrative functions as well as a sales office under a lease expiring in March 2004 at an annual base rent of approximately $1.6 million. In addition, the Company leases office space in Dublin, Ohio, a suburb of Columbus, for the principal executive, administrative and marketing offices of LCI Management Services. Office space is leased in two buildings: one under a capitalized lease expiring in 2005 for which annual lease payments, including interest, amounted to approximately $2.5 million in 1996; and an other lease, which expires in 2001, with an annual base rent of approximately $0.4 million. The Company leases approximately 80 properties for its offices, switching and other facilities. Properties leased by the Company for general office space are generally available at fair market rentals in all of the locations in which the Company operates. The Company's growth and ability to operate have not been constrained by a lack of suitable office space. During 1996, the Company entered into an operating lease agreement for the rental of a new corporate headquarters being developed in suburban Virginia, and a capitalized lease for an additional headquarters facility for its operating subsidiaries, in Dublin, Ohio.

    To construct and operate the Company-owned portion of the Network, the Company has obtained a variety of franchises, licenses, leases, easements and encroachment permits (collectively, "Rights of Way") from various public and quasi-public authorities and private parties. Aggregate annual payments for the Rights of Way amounted to approximately $2.0 million in 1996. Most Rights of Way are for 20 to 30 year time periods with renewal options.

    The Company has entered into alternative compensation agreements with several providers of Rights of Way pursuant to which the Rights of Way have been obtained in exchange for reduced rents plus the provision of service on the Network. By using this compensation strategy, the Company believes that it is able to preserve cash and give providers of Rights of Way additional incentive to ensure the security of the fiber optic cable and other facilities maintained along their Rights of Way.


ITEM 3. LEGAL PROCEEDINGS

    In 1991, Thomas J. Byrnes and Richard C. Otto v. LCI Communications Holdings Co. et al. was filed by two former members of the Company's management in Common Pleas Court, Franklin County, Ohio. The suit alleged age discrimination by the Company. In 1993, a jury returned a verdict in favor of the Plaintiffs and the Common Pleas Court awarded approximately $8.1 million in damages and attorney's fees.

    Both the Plaintiffs and the Company appealed the matter to the Court of Appeals in Ohio, which, in a two-to-one decision, overruled each of the Company's assignments of error and two of the Plaintiffs' claims, and sustained the Plaintiffs' request for approximately $0.1 million in pre-judgment interest in addition to the previous award. The Company appealed the matter to the Supreme Court of Ohio (the Court). On December 11, 1996, the Court reversed the Court of Appeals, finding that, as a matter of law, there was insufficient evidence to sustain the verdict for Plaintiffs. In December 1996, the Plaintiffs filed with the Court a Motion for Reconsideration, which was denied by the Court in January 1997. The Company is unable to determine whether the Plaintiffs will file a petition asking the United States Supreme Court to consider the case.

    The Company has been named as a defendant in various other litigation matters. Management intends to vigorously defend these outstanding claims. The Company believes it has adequate accrued loss contingencies and that current or threatened litigation matters will not have a material adverse impact on the Company's results of operations or financial condition.

    Vanus James v. LCI International, Inc. et al. and American Communications Network, Inc. was commenced in late May 1995 in the Supreme Court, Kings County, New York. The plaintiff purports to bring a class action lawsuit against the Company, certain of its affiliates, and American Communications Network, Inc. (ACN), one of the Company's sales agents. The lawsuit alleges that, in an effort to induce prospective customers to sign up for the Company's long-distance services, the Company and ACN violated various laws by disseminating false and misleading statements concerning the Company's rates for calls to certain foreign countries. The lawsuit seeks, among other things, compensatory damages of $10 million dollars and punitive damages of $30 million dollars. Based upon its overall assessment of the matter, management is of the opinion that the final resolution of these proceedings will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                       EXECUTIVE OFFICERS OF THE COMPANY

    The following table sets forth the executive officers of LCI as of March 1, 1997:


                  Name                  Age                                            Position
                  ----                  ---                                            --------
         H. Brian Thompson              58         Chairman of the Board of Directors and Chief Executive Officer
         Thomas J. Wynne                57         President and Chief Operating Officer
         Joseph A. Lawrence             47         Senior Vice President - Finance and Development and Chief Financial Officer
         Marshall Hanno                 51         Senior Vice President - Commerical Segment
         Lawrence Bouman                50         Senior Vice President - Engineering, Operations and Technology
         Roy N. Gamse                   51         Senior Vice President - Business Marketing
         Anne K. Bingaman               53         Senior Vice President - Local Telecommunications Division

    Mr. Thompson has been Chairman of the Board of Directors and Chief Executive Officer of LCI and its subsidiaries since July 1991. Mr. Thompson previously served as Executive Vice President of MCI Communications Corporation and its affiliates (collectively referred to as "MCI") where he was responsible for all eight of MCI's operating divisions and various other senior management capacities from 1981 to 1991. Mr. Thompson is a director of Microdyne Corporation, Golden Books Family Entertainment, Inc. and Comcast UK Cable Partners Limited. Mr. Thompson also serves as Chairman of the Competitive Telecommunications Association and is a member of the Listed Company Advisory Committee to the NYSE Board of Directors.

    Mr. Wynne has been President and Chief Operating Officer of the Company's subsidiaries since July 1991 and President and Chief Operating Officer of the Company since April 1993. From 1977 to 1991, Mr. Wynne held several executive positions with MCI, including President of the West Division, Vice President of Sales and Marketing for the Mid-Atlantic Division, and Vice President in the Midwest Division. Mr. Wynne has been a Director of the Company since December 1991.

    Mr. Lawrence has been Senior Vice President - Finance and Development and Chief Financial Officer of LCI and its subsidiaries since October 1993. From January 1985 through October 1993, Mr. Lawrence held several executive positions at MCI, including Senior Vice President-Finance and Vice President Finance and Administration for the Consumer Division and Vice President Finance for the Mid-Atlantic Division.

    Mr. Hanno was Senior Vice President - Sales of LCI since June 1993 and was Vice President of Sales of LCI Management Services since July 1991. In January 1997, after an internal reorganization, Mr Hanno was appointed Senior Vice President - Commercial Segment. From 1987 to July 1991, Mr. Hanno was Vice President of Sales of MCI and prior thereto was Vice President of Sales and Marketing with Allnet Communications.

    Mr. Bouman has been Senior Vice President - Engineering, Operations and Technology of LCI and its subsidiaries since October 1995. From October 1990 through October 1995, Mr. Bowman held several executive positions at MCI, including Senior Vice President of Network Operations, Senior Vice President of Network Engineering and Senior Vice President of Planning and Program Management.

    Mr. Gamse has been Senior Vice President - Business Marketing of LCI since March 1996. From 1982 to 1993, Mr. Gamse held several positions at MCI, including Senior Vice President of Marketing for Consumer Markets and Senior Vice President of Customer Service. In addition, Mr. Gamse was previously a policy advisor at the U.S. Environmental Protection Agency.

    Ms. Bingaman was appointed Senior Vice President - Local Telecommunications Division in January 1997. From 1993 to 1996, Ms. Bingaman was assistant attorney general of the antitrust division at the U.S. Department of Justice.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREOWNER MATTERS

    From the initial public offering of its Common Stock on May 12, 1993 to December 29, 1994, LCI's Common Stock had traded on the Nasdaq National Market under the symbol "LCII." On December 30, 1994, LCI's Common Stock began trading on the New York Stock Exchange under the symbol "LCI". The following table sets forth, on a per share basis, the range of the high and low closing sale price information of shares of the Common Stock as reported by the Nasdaq National Market and New York Stock Exchange.


                                                           Market Price Per Share
                                         1996                                                 1995 *
                       -------------------------------------------         -------------------------------------------
                                                         End of                                                End of
                          High           Low             Period               High             Low             Period
                       ----------     ----------      ------------         ------------    -----------     -----------
First Quarter            $26 1/8         $21 1/8         $24 3/4           $ 13 1/4         $ 10 3/16       $12 7/16
Second Quarter            32 1/2          23              31 3/8             16 5/8           12 3/16        15 5/16
Third Quarter             36 3/4          27              31 3/4             20 11/16         15 7/16        19 5/8
Fourth Quarter            35 1/8          19 1/8          21 5/8             20 1/2           16 3/8         20 1/2

    * Adjusted to reflect the 2-for-1 stock split effective in the form of a stock dividend in September 1995.

    At February 28, 1997, there were 77,617,276 shares of Common Stock outstanding held by 1,725 shareowners of record.

    LCI has not declared or paid any cash dividends on its Common Stock since its inception and does not currently anticipate paying any cash dividends on its Common Stock in the foreseeable future. LCI is a holding company which conducts substantially all of its operations through its subsidiaries. The Company is restricted from paying dividends under the terms of certain of its financing agreements.

ITEM 6.  SELECTED FINANCIAL DATA

    Incorporated by reference from the information under the caption "Selected Financial Data" in the Company's 1996 Annual Report to Shareowners.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Incorporated by reference from the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1996 Annual Report to Shareowners.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Incorporated by reference from the information under the captions "Consolidated Statements of Operations","Consolidated Balance Sheets", "Consolidated Statements of Shareowners' Equity", "Consolidated Statements of Cash Flows", "Notes to Consolidated Financial Statements" together with the report thereon of Arthur Andersen LLP dated February 6, 1997, under the caption "Report of Independent Public Accountants", all in the Company's 1996 Annual Report to Shareowners.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
    None.

                                    PART III


ITEM 10.   DIRECTORS AND OFFICERS OF THE COMPANY

    Information with respect to executive officers of the Company is set forth in Part I of this Annual Report on Form 10-K.

    Information with respect to directors of the Company is incorporated by reference from the information under the caption "Information As to Nominees For Election As Directors" and "Information As to Directors Continuing In Office" in LCI's Proxy Statement for its 1997 Annual Meeting of Shareowners (the "1997 Proxy Statement"). Information with respect to compliance with Section16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance in the 1996 Proxy Statement.

ITEM 11.   EXECUTIVE COMPENSATION

    Incorporated by reference from the captions "Board of Directors' Meetings Committees and Fees" and "Executive Compensation and Related Information" including "Summary Compensation Table," "Option Grants in 1996," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Employment Contracts and Termination of Employment and Change-In-Control Arrangements," and "Compensation Committee Interlocks and Insider Participation" but not including "Compensation Committee Report on Executive Compensation" and "Performance Graph" in the 1997 Proxy Statement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT

    Incorporated by reference from "Security Ownership of Management and Others" in the 1997 Proxy Statement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated by reference from information under the caption "Certain Relationships and Related Transactions" in the 1997 Proxy Statement.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)  Documents filed as part of this report:

             (1)  Financial Statements:
                                                                   Pages in 1996
                                                                   Annual Report
                                                                  --------------
                 Report of Independent Public Accountants                24
                 Consolidated Statements of Operations                   25
                 Consolidated Balance Sheets                           26 - 27
                 Consolidated Statements of Shareowners' Equity          28
                 Consolidated Statements of Cash Flows                   29
                 Notes to Consolidated Financial Statements            30 - 43

             (2) Financial Statement Schedules

                 All supporting schedules other than those listed below have been omitted because they are not required or the information to be set forth therein is included in the financial statements or in the notes thereto. The following additional financial data should be read in conjunction with the financial statements incorporated by reference herein.

                 Report of Independent Public Accountants on Financial Statement Schedule

                 Schedule II - Valuation and Qualifying Accounts


             (3) Exhibits.

                 The exhibits filed or incorporated by reference as part of this report are set forth in the Index of Exhibits on page E-1 of this Annual Report.

    (b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the three months ended December 31, 1996.

    (c)          See Item 14(a)(3) above.

    (d)          See Item 14(a)(2) above.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
2.1         - Agreement of purchase of sale of assets dated December 17, 1995 by and between LCI International Telecom Corp. and
              Teledial America, Inc. (d/b/a U.S. Signal Corporation) (16)
3(i)(a)     - Amended and Restated Certificate of Incorporation. (19)
3(i)(b)     - Certificate of Designation of 5% Cumulative Convertible Exchangeable Preferred Stock.(2)
3(ii)       - Amended and Restated By-laws
4(a)(i)     - Specimen Preferred Stock Certificate. (2)
4(a)(ii)    - Specimen Common Stock Certificate. (1)
4(b)        - Registration Rights Agreement, effective as of November 15, 1988, among LCI Communications Holdings Co., LCI
              Communications, Inc., Warburg, Pincus Capital Company, L.P., Primus Capital Fund and Primus Capital Fund II, L.P.(1)
4(c)        - Credit Agreement, dated as of December 30, 1993, by and among LCI International, Inc., First Union National Bank of
              North Carolina and Nationsbank of Texas, N.A.(5)
4(c)(i)     - First Amendment and Confirmation, dated as of March 3, 1994, by and among LCI International, Inc., LCI International
              Management Services, Inc., LCI International of New Hampshire, Inc., 1056974 Ontario Inc., First Union National Bank
              of North    Carolina and Nationsbank of Texas, N.A. (5)
4(c)(ii)    - Unconditional Guaranty Agreement, dated as of January 19, 1994, by and between LCI International Management Services,
              Inc. and First Union National Bank of North  Carolina. (5)
4(c)(iii)   - Unconditional Guaranty Agreement, dated as of January 19, 1994, by and between LCI International of New Hampshire,
              Inc. and First Union National Bank of North Carolina.(5)
4(c)(iv)    - Unconditional Guaranty Agreement, dated as of January 19, 1994, by and between 1056974 Ontario Inc. and First Union
              National Bank of North Carolina.(5)
4(c)(v)     - Pledge Agreement, dated as of December 30, 1993, by and between LCI International, Inc. and First Union National Bank
              of North Carolina.(5)
4(c)(vi)    - Pledge Agreement, dated as of January 19, 1994, by and between LCI International Management Services, Inc. and First
              Union National Bank of North Carolina.(5)
4(c)(vii)   - Pledge Agreement, dated as of January 19, 1994, by and between LCI International, Inc. and First Union National Bank
              of North Carolina.(5)
4(c)(viii)  - Second Amendment, dated April 7, 1994, to the Credit Agreement, dated December 30, 1993 by and among LCI
              International, Inc., First Union National Bank of North Carolina and Nationsbank of Texas, N.A.(6)
4(c)(ix)    - Third Amendment, dated September 28, 1994, to the Credit Agreement, dated December 30, 1993 by and among LCI
              International, Inc., First Union Bank of North Carolina and Nationsbank of Texas, N.A.(8)
4(c)(x)     - Unconditional Guaranty Agreement, dated as of September 1, 1994, by and between LCI Telecom South, Inc. and First
              Union National Bank of North Carolina.(8)
4(c)(xi)    - Unconditional Guaranty Agreement, dated as of September 1, 1994, by and between LCI International Telecom Corp., and
              First Union National Bank of North Carolina.(8)
4(c)(xii)   - Fourth Amendment, dated October 21, 1994, to the Credit Agreement, dated December 30, 1993 by and among LCI
              International, Inc., First Union Bank of North Carolina and Nationsbank of Texas, N.A.(11)
4(c)(xiii)  - Amended and Restated Credit Agreement, dated as of June 6, 1995, by and among LCI International, Inc., First Union
              National Bank of North Carolina, and Nationsbank of Texas, N.A.(13)


4(c)(xiv)   - Second Amended and Restated Credit Agreement, dated as of February 14, 1996, by and among LCI International, Inc.,
              First Union National Bank of North Carolina, and Nationsbank of Texas, N.A. (18)
4(d)        - Registration Rights Agreement, dated as of November 15, 1988, by and among LCI Communications Holdings Co., Warburg,
              Pincus Capital Company, L.P., APT Holdings Corporation and Creditanstalt-Bankverein.(1)
4(e)        - Registration Rights Agreement, dated as of December 30, 1988, by and among LCI Communications Holdings Co., Warburg,
              Pincus Capital Company, L.P., PNC Venture Corp. and PNC Venture Group I, L.P.(1)
4(f)        - Registration Rights Agreement, dated as of January 16, 1989, by and among LCI Communications Holdings Co., Warburg,
              Pincus Capital Company, L.P., and Trustees of General Electric Pension Trust.(1)
4(g)        - $64,262,707 Subordinated Term Note, dated June 17, 1993, issued by LiTel Communications, Inc.(2)
10(a)(i)    - License Agreement, dated November 19, 1984, between the Ohio Turnpike Commission and Litel Telecommunications
              Corporation.(1)
10(a)(ii)   - Right-of-Way Agreement, dated October 31, 1984, among Grand Trunk Western Railroad Company and Litel
              Telecommunications Corporation.(1)
10(a)(iii)  - Right-of-Way Agreement, dated May 14, 1985, between Indiana Department of Highways Toll Road Division and Litel
              Telecommunications Corporation.(1)
10(b)       - Lease Agreement, dated September 27, 1984, by and between Terminal Management Inc. and LiTel, Inc.(1)
10(c)       - Indenture of Lease and License Agreement, dated November 1985, by and between Drytraub of Illinois, Inc., Drytraub
              Office Management, Inc. and Litel Telecommunications Corporation, as amended.(1)
10(d)       - Lease Agreement, dated March 3, 1989, by and between The Equitable Life Assurance Society (successor in interest to
              180 East Broad Partnership) and Litel Telecommunications Corporation, as amended.(1)
10(e)       - Lease Agreement, dated August 14, 1989, by and between Duke Associates No. 70 Limited Partnership and LCI Management
              Services, Inc., as amended.(1)
10(f)       - Agreement Regarding Additional Space, dated August 14, 1989, among Duke Associates No. 70 Limited Partnership and LCI
              Management Services, Inc., as amended.(1)
10(g)       - Lease Agreement, dated as of October 11, 1993, by and between Eighty-One Eighty Greensboro Associates Limited
              Partnership and LCI International, Inc.(4)
10(g)(i)    - Lease, dated May 19, 1986, by and between 13th and L Associates and Long-Distance Services of Washington, Inc.(2)
10(g)(ii)   - Amendment No. 1 to Lease, dated December 20, 1988, by and between 13th and L Associates and Long Distance Service of
              Washington, Inc.(4)
10(g)(iii)  - Second Amendment to Retail Lease, dated June 6, 1991, by and between 13th and L Associates and Long Distance Service of Washington, Inc.(4)
10(h)       - Master License and Services Agreement, dated as of March 1, 1993, among LiTel Communications, Inc. and the
              Subsidiaries named in Schedule I thereto.(1)
10(h)(i)    - First Amendment to Master License and Services Agreement, dated as of April 29, 1993,  among LiTel Communications,
              Inc., Litel Telecommunications Corporation, Afford-A-Call Corp. and LDS Telecommunications Corp. f/k/a New Cable
              Inc.(1)
10(h)(ii)   - Management Services Agreement dated as of April 1, 1993, between LCI International, Inc. and LiTel Communications,
              Inc.(1)
10(i)       - Agreement for Purchase of Assets between LiTel Communications, Inc. and Long Distance Service of Washington, Inc. and
              Richard J. Rice, dated February 1, 1993.(1)

10(j)(i)    - Interim Loan Agreement, dated as of October 15, 1993, between LCI International, Inc. and STN Incorporated.(3)
10(j)(ii)   - Secured Demand Note, dated as of October 15, 1993, between LCI International, Inc. and STN Incorporated.(3)
10(j)(iii)  - Note Pledge Agreement, dated as of October 15, 1993, between LCI International, Inc. and STN Incorporated.(3)
10(j)(iv)   - Debenture Purchase Agreement, dated as of October 15, 1993, between LCI International, Inc. and STN Incorporated.(3)
10(j)(viii) - TransPrairie Option Agreement, dated as of October 15, 1993, by and among LCI International, Inc., TransPrairie Energy
              Management Partnership and certain persons named on the signature pages thereof.(3)
10(j)(ix)   - Services Agreement and License, dated as of October 26, 1993, between LCI International Management Services, Inc. and
              STN Incorporated.(3)
10(j)(x)    - Traffic Exchange Agreement, dated as of October 26, 1993, between LCI International Telecom Corp. and STN
              Incorporated.(3)
10(j)(xii)  - Promissary note dated April 29, 1994 between LCI International Telecom Corp. and STN Incorporated.(6)
10(j)(xiii)-  Promissary Note dated May 12, 1994 between LCI International Telecom Corp. and STN Incorporated.(6)
10(j)(xiv)  - Debenture Purchase Agreement Amendment, dated as of June 1, 1994, between LCI International, Inc., and STN
              Incorporated.(7)
10(j)(xv)   - Loan Agreement, dated June 1, 1994, between STN Incorporated and LCI International, Inc.(7)
10(j)(xix)  - Form of Share Option Agreement, dated May 31, 1994, between LCI International, Inc. and Robey Company Limited, Vanier
              Company Limited and Yarker Company Limited.(7)
10(j)(xx)   - Debenture Purchase Agreement Second Amendment, dated July 7, 1994, between LCI International, Inc. and STN
              Incorporated.(7)
10(j)(xxi)  - Debenture Purchase Agreement Third Amendment, dated July 22, 1994, between LCI International, Inc. and STN
              Incorporated.(7)
10(j)(xxii) - Loan Agreement Amendment, dated July 7, 1994, between LCI International, Inc. and STN Incorporated.(7)
10(j)(xxiii)- Loan Agreement Second Amendment, dated July 22, 1994, between LCI International, Inc. and STN Incorporated.(7)
10(j)(xxvi) - Promissory Note dated June 30, 1994 between LCI International, Inc. and STN Incorporated.(7)
10(j)(xxvii)- Agreement of Purchase and Sale of Assets dated as of March 31, 1994 by and among LCI International Management
              Services, Inc., T.M. Sepulveda, Inc. and Gene Elmore.(10)
10(j)(xxviii)-Agreement of Purchase and Sale of Assets dated as of March 31, 1994 by and among LCI International Management
              Services, Inc., Premium Access, Inc. and Gene Elmore.(10)
10(j)(xxvix)- Amendment No. 1 dated July 11, 1994 to Agreement of Purchase and Sale of Assets of Glendale Gene, Inc. (formerly known as T.M. Sepulveda, Inc.).(10)
10(j)(xxx)  - Amendment No. 1 dated July 11, 1994 to Agreement of Purchase and Sale of Assets of Glendale Access International,
              Inc. (formerly known as Premium Access, Inc.).(10)
10(j)(xxxi) - Assignment of T.M. Sepulveda, Inc. Agreement of Purchase and Sale of Assets from LCI International Management
              Services, Inc. to LCI International Telecom Corp. dated April 4, 1994.(10)
10(j)(xxxii)- Assignment of Premium Access, Inc. Agreement of Purchase and Sale of Assets from LCI International Management
              Services, Inc. to LCI International Telecom Corp. dated April 4, 1994.(10)
10(j)(xxxiii)-Promissory Note of STN Incorporated, dated as of December 21, 1994, for Cnd. $6,951,500.(11)



10(j)(xxxiv)- General Security Agreement, dated as of December 21, 1994, between STN Incorporated and LCI International, Inc.
              relating to the Promissory Note.(11)
10(j)(xxxv) - Form of Acknowledgment and Promise to Pay, by STN Incorporated, to be dated as of December 21, 1994, evidencing amount owed to LCI International Management Services, Inc. for certain services rendered prior to October 1, 1994.(11)
10(j)(xxxvi)- Form of General Security Agreement, dated as of December 21, 1994, relating to Acknowledgment and Promise to
              Pay.(11)
10(j)(xxxvii)-Indemnification Agreement, dated as of January 6, 1995, between STN Incorporated and LCI International, Inc.(11)
10(j)(xxxviii)General Security Agreement, dated as of January 6, 1995 between STN Incorporated and LCI International, Inc., relating to the Indemnification Agreement.(11)
10(j)(xxxix)- Agreement and Plan Of  Merger dated July 10, 1995 among LCI International Inc., LCI Telemanagement Corp., Corporate
              Telemanagement Group, Inc. and the Warrant Holders listed on the signature pages thereto.(15)
10(k)(i)    - Letter Agreement, dated February 9, 1993, between H. Brian Thompson and Warburg, Pincus Capital Company, L.P.(1)*
10(k)(ii)   - Letter Agreement, dated February 9, 1993, between Thomas J. Wynne and Warburg, Pincus Capital Company, L.P.(1)*
10(k)(iii)  - Letter Agreement, dated February 9, 1993, between Marshall W. Hanno and Warburg, Pincus Capital Company, L.P.(1)*
10(l)(v)    - Employment Agreement, dated as of October 18, 1993, between LCI International Management Services, Inc. and Joseph A.
              Lawrence.(11)*
10(l)(vi)   - Form of LCI International, Inc. 1994 Executive Perquisite Program. (5) *
10(l)(vii)  - LCI International, Inc. 1992 Stock Option Plan.(1)*
10(l)(viii) - LiTel Communications, Inc. 1993 Stock Option Plan.(1)*
10(l)(ix)   - LCI International, Inc. 1994/1995 Stock Option Plan.(5)*
10(l)(x)    - LiTel Communications, Inc. Stock Purchase Plan.(1)*
10(l)(xi)   - LCI International, Inc. and Subsidiaries Nonqualified Stock Option Plan for Directors.(2)*
10(l)(xii)  - LCI International, Inc. 1995/1996 Stock Option.(9)*
10(l)(xiii) - LCI International, Inc. Amended and Restated Employee Stock Purchase Plan.(9)*
10(l)(xiv)  - Employment Agreement, dated as of March 20, 1994, between LCI International, Inc. and H. Brian Thompson.(11) *
10(l)(xv)   - Employment Agreement, dated as of March 20, 1994, between LCI International, Inc. and Thomas J. Wynne.(11)*
10(l)(xvi)  - Form of Employment Agreement, dated as of March 20, 1994, between LCI International, Inc. and Marshall W. Hanno.(11) *
10(l)(xvii) - LCI International Management Services, Inc. Supplemental Executive Retirement Plan.(12)*
10(l)(xviii)- Employment Agreement, dated as of  October 1, 1995 between LCI International Management Services, Inc., and Larry
              Bouman.(18) *
10(l)(xix)  - Employement Agreement, dated as of  September 18, 1995 between LCI Telemanagement Corp. and Charles S. Houser.(18) *
10(l)(xx)   - Employement Agreement, dated as of  March 19, 1996 between LCI Management Services, Inc. and Roy Gamse.(19) *
10(l)(xxi)  - 1997/1998 LCI International, Inc. Stock Option Plan.
10(l)(xxii) - LCI International, Inc. and Subsidiaries Executive Incentive Compensation Plan
10(m)       - Lease Agreement dated as of July 1, 1994 by and between LCI International Management Services, Inc. and Bank Building
              Limited Partnership.(6)
10(n)       - Lease Agreement dated April 14, 1994 by and between LCI International Management Services, Inc.
              and RFG Co., LTD.(6)


10(o)       - Forth Amendment to Lease and Consent to Assignment dated as of June 28, 1994 by and between LCI International Telecom
              Corp. and One Wilshire Arcade Imperial, LTD.(8)
10(p)       - Network Services Agreement dated December 22, 1994 between MCI Telecommunications Corporation and LCI International
              Telecom Corp.(11),(22)
10(q)(i)    - Contractor Agreement dated January 18, 1993 by and between LCI International Telecom Corp. and American Communications
              Network, Inc. (14),(22)
10(q)(ii)   - Addendum to Contractor Agreement by and between American Communications Network, Inc. and LCI International Telecom
              Corp. dated January 18, 1993.(14)
10(q)(iii)  - Amendment No.1 to Contractor Agreement by and between LCI International Telecom Corp. and American Communications
              Network, Inc. dated _______, 1994. (14),(22)
10(q)(iiii) - Contractor Agreement dated May 1, 1996 between LCI International Telecom Corp. and American Communications Network,
              Inc. (21), (22)
10(r)(i)    - Transfer and Administrative Agreement among Enterprise Funding Corporation, LCI SPC I, Inc., LCI International Telecom
              Corp., NationsBank, N.A. and certain other parties thereto,  dated August 29, 1996. (20)
10(r)(ii)   - Receivables Purchase Agreement dated August 29, 1996, among LCI International Telecom Corp. LCI SPC I, Inc. (20)
10(r)(iii)  - Subordinated Intercompany Revolving Note, date August 29, 1996, issued to LCI International Telecom Corp. by LCI SPC
              I, Inc. (20)
10(r)(iv)   - Support Agreement, dated August 29, 1996, by LCI International, Inc. in favor of LCI SPC I, Inc. (28)
10(s)(i)    - Participation Agreement dated as of November, 1996 among LCI International, Inc., as the Construction Agent and as the
              Lessee, First Security Bank, National Association, as the Owner Trustee under the Stuart Park Trust, the various banks and lending institutions which are parties thereto from time to time as the Holders, the various banks and lending institutions which are parties thereto from time to time, as the Lenders and NationsBank of Texas, N.A., as the Agent
              for the Lenders.
10(s)(ii)   - Unconditional Guaranty Agreement dated as of November 15, 1996 made by LCI International, Inc., as Guarantor in favor of NationsBank of Texas, N.A., as Agent for the ratable benefit of the Tranche A Lenders
10(s)(iii)  - Agency Agreement between LCI Internationl, Inc., as the Construction Agent and First Security Bank, National
              Association, as the Owner Trustee under the Stuart Park Trust as the Lessor dated as of November 15, 1996
10(s)(iv)   - Deed of lease Agreement dated as of November 15, 1996 between First National Bank, National Association as the Owner
              Trsutee under the Stuart Park Trust, as Lessor and LCI International, Inc. as Lessee

11          - Statement re computation of per share earnings
13          - LCI International, Inc. 1996 Annual Report to Shareowners
21          - Subsidiaries of LCI International, Inc.
23          - Consent of Arthur Andersen LLP
27          - Financial Data Schedule


(1)    Incorporated by reference to the Company's Registration Statement No. 33-60558.
(2)    Incorporated by reference to the Company's Registration Statement No. 33-67368.
(3)    Incorporated by reference to the Company's Form 8-K dated October 17, 1993.
(4)    Incorporated by reference to the Company's Registration Statement No. 33-71500.
(5)    Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.
(6)    Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.


(7)    Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.
(8)    Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
(9)    Incorporated by reference to the Company's Proxy Statement for the 1995 Annual Meeting of Shareowners.
(10)   Incorporated by reference to the Company's Form 8-K dated July 11, 1994.
(11)   Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
(12)   Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.
(13)   Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.
(14)   Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.
(15)   Incorporated by reference to the Company's Form 8-K dated July 10, 1995.
(16)   Incorporated by reference to the Company's Form 8-K dated December 17, 1995.
(17)   Incorporated by reference to the Company's Registration Statement No. 33-96186.
(18)   Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
(19)   Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
(20)   Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(21)   Incorporated by reference to the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1996.
(22)   Confidential treatment has been requested for portions of this exhibit.
 *     Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LCI International, Inc.

                                        By: /s/ H. BRIAN THOMPSON
                                           ----------------------------------
                                        H. Brian Thompson
                                        Chairman of the Board and Chief
                                        Executive Officer
                                        Date:  March 17, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Name                                   Title
    ----                                   -----
/s/  H. BRIAN THOMPSON                           Chairman of the Board, Chief              March 17, 1997
-------------------------------------------      Executive Officer and Director
      H. BRIAN THOMPSON                          (principal executive officer)



/s/  JOSEPH A. LAWRENCE                          Senior Vice President -                   March 17, 1997
-------------------------------------------      Finance and Development
      JOSEPH A. LAWRENCE                         and Chief Financial Officer
                                                 (principal financial and
                                                 accounting officer)


/s/  WILLIAM F. CONNELL                          Director                                  March 17, 1997
-------------------------------------------
     WILLIAM F. CONNELL

/s/  JULIUS W. ERVING, II                        Director                                  March 17, 1997
-------------------------------------------
     JULIUS W. ERVING, II


/s/  DOUGLAS M. KARP                             Director                                  March 17, 1997
-------------------------------------------
      DOUGLAS M. KARP


/s/  GEORGE M. PERRIN                            Director                                  March 17, 1997
-------------------------------------------
      GEORGE M. PERRIN


                                                 Director
-------------------------------------------
      JOHN L. VOGELSTEIN


/s/  THOMAS J. WYNNE                             President, Chief Operating Officer        March 17, 1997
-------------------------------------------      and Director
      THOMAS J. WYNNE


                    Report of Independent Public Accountants

To the Board of Directors and Shareowners of LCI International, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in LCI International, Inc.'s annual report to shareowners incorporated by reference in this Form 10-K, and have issued our report thereon dated February 6, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                        ARTHUR ANDERSEN LLP


Washington, D.C.
   February 6, 1997

                            LCI INTERNATIONAL, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (dollars in thousands)


-------------------------------------------------------------------------------------------------------------------------------
                       Column A                 Column B                   Column C               Column D        Column E
-------------------------------------------------------------------------------------------------------------------------------
                                                                           Additions
                                                                 ------------------------------
                                                                     (1)              (2)
                                                Balance at       Charged to        Charged to      Deductions -    Balance at
                     Description                Beginning of      Costs and      Other Accounts     Describe        End of
                                                Period            Expenses         - Describe          (b)          Period
                                                                                      (a)(c)
-------------------------------------------------------------------------------------------------------------------------------
Reflected as reductions to the
 related assets:

Allowance for doubtful accounts
   (deductions from trade
    accounts receivable)

Year ended December 31, 1994                    6,020                 5,791             9,610         (14,966)         6,455
Year ended December 31, 1995                    6,455                 8,173            37,235         (42,108)         9,755
Year ended December 31, 1996                    9,755                15,760            67,380         (69,477)        23,418





(a) Represents reduction of revenue for accrued credits, recoveries of amounts previously written off and balances recorded from acquisitions.
(b) Represents amounts written off as uncollectible, credits issued and collection fees.
(c) Consistent with industry practice, the Company reduced revenue for related costs.