Form 10-Q
period 1997-03-31
LCI INTERNATIONAL INC /VA/
filed 1997-05-06
CIK 899760

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[x]   Quarterly report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

        For the quarterly period ended  March 31, 1997
                                        --------------

                                     or

[ ]   Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

        For the transition period from                to
                                       --------------    -----------------

                        Commission file number  0-21602
                                               ----------

                           LCI INTERNATIONAL, INC.
                           -----------------------
           (Exact name of registrant as specified in its charter)

          Delaware                                        13-3498232
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

 8180 Greensboro Drive, Suite 800
        McLean, Virginia                                    22102
--------------------------------------                    ----------
(Address of principal executive offices)                  (Zip Code)


                                   (703) 442-0220
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

  ---------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X       No
                                                  ---         ---

As of April 30, 1997, there were 78,022,225 shares of LCI International, Inc. Common Stock (par value $.01 per share) outstanding.

                            LCI INTERNATIONAL, INC.

                                     INDEX

                                                                                                        PAGE NO.
                                                                                                        --------
PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Unaudited Condensed Consolidated Statements of Operations--
                            For the Three Months Ended March 31, 1997 and 1996                              3


          Unaudited Condensed Consolidated Balance Sheets--
                            As of March 31, 1997 and December 31, 1996                                    4 - 5

          Unaudited Condensed Consolidated Statement of Shareowners' Equity--
                            For the Three Months Ended March 31, 1997                                       6

          Unaudited Condensed Consolidated Statements of Cash Flows--
                            For the Three Months Ended March 31, 1997 and 1996                              7

          Notes to Interim Unaudited Condensed Consolidated Financial Statements                          8 - 17

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                           of Operations                                                                 18 - 27


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                             28

     Item 6.  Exhibits and Reports on Form 8-K                                                              28


SIGNATURE                                                                                                   29

EXHIBIT INDEX                                                                                               30

EXHIBITS

ITEM 1.  FINANCIAL STATEMENTS

                            LCI INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                  (Unaudited)
                  (in millions, except for per share amounts)





                                                                          1997                   1996
                                                                    -----------------       --------------
 REVENUES                                                              $   314.7              $   250.6
 Cost of services                                                          183.6                  148.6
                                                                    -----------------       --------------
 GROSS MARGIN                                                              131.1                  102.0
 Selling, general and administrative expenses                               71.5                   56.7
 Depreciation and amortization                                              18.7                   14.1
                                                                    -----------------       --------------
 OPERATING INCOME                                                           40.9                   31.2
 Interest and other expense, net                                             6.7                    7.7
                                                                    -----------------       --------------
 EARNINGS BEFORE INCOME TAXES                                               34.2                   23.5
 Income tax expense                                                         13.7                    8.2
                                                                    -----------------       --------------
 NET INCOME                                                                 20.5                   15.3
 Preferred dividends                                                          --                    1.4
                                                                    -----------------       --------------
 EARNINGS ON COMMON STOCK                                              $    20.5              $    13.9
                                                                    =================       ==============

 Earnings per Common Share                                             $    0.24              $    0.18
                                                                    =================       ==============
 Weighted Average Number of Common Shares                                   86.1                   86.6
                                                                    =================       ==============


        The accompanying notes are an integral part of these statements.

                            LCI INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in millions)



                                ASSETS
                                ------                                    March 31,               December 31,
                                                                            1997                     1996
                                                                     -------------------      ------------------
                                                                         (unaudited)
CURRENT ASSETS:

   Trade accounts receivable, net                                        $    95.4                $    85.2
   Current deferred tax assets, net                                           40.1                     48.9
   Prepaids and other                                                         20.3                     16.4
                                                                     -------------------      ------------------

          Total current assets                                               155.8                    150.5
                                                                     -------------------      ------------------


PROPERTY, PLANT AND EQUIPMENT:
   Fiber optic network                                                       393.3                    392.5
   Technology platforms, equipment and building lease                        139.7                    123.2
   Less - Accumulated depreciation and amortization                         (169.7)                  (171.8)
                                                                     -------------------      ------------------

                                                                             363.3                    343.9

   Plant under construction                                                   65.4                     58.9
                                                                     -------------------      ------------------


          Total property, plant and equipment, net                           428.7                    402.8
                                                                     -------------------      ------------------

OTHER ASSETS:

   Excess of cost over net assets acquired, net                              347.5                    350.5
   Other, net                                                                 44.8                     46.2
                                                                     -------------------      ------------------

          Total other assets                                                 392.3                    396.7
                                                                     -------------------      ------------------


          Total Assets                                                   $   976.8                $   950.0
                                                                     -------------------      ------------------


(Continued on next page)

                            LCI INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Continued)
                                 (in millions)


                LIABILITIES AND SHAREOWNERS' EQUITY
                -----------------------------------                      March 31,             December 31,
                                                                            1997                    1996
                                                                      ---------------        ----------------
                                                                        (unaudited)
CURRENT LIABILITIES:

  Accounts payable                                                       $   27.4               $     37.1
  Facility costs accrued and payable                                        125.5                    123.0
  Accrued expenses and other                                                 56.3                     53.3
                                                                      ---------------        ----------------

         Total current liabilities                                          209.2                    213.4
                                                                      ---------------        ----------------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
                                                                            242.2                    235.8

OTHER LIABILITIES AND DEFERRED CREDITS                                       69.3                     70.0
                                                                      ---------------        ----------------

COMMITMENTS AND CONTINGENCIES

SHAREOWNERS' EQUITY:
   Preferred Stock - Authorized 15.0 shares, no shares issued
     and outstanding                                                            -                        -

  Common stock - Authorized 300.0 shares, issued and outstanding
    78.0 shares as of March 31, 1997 and 77.5 shares as of
    December 31, 1996                                                         0.8                      0.8
  Paid-in capital                                                           432.0                    427.2
  Retained earnings                                                          23.3                      2.8
                                                                      ---------------        ----------------

         Total shareowners' equity                                          456.1                    430.8
                                                                      ---------------        ----------------

         Total Liabilities and Shareowners' Equity                       $  976.8               $    950.0
                                                                      ===============        ================



        The accompanying notes are an integral part of these statements.

                            LCI INTERNATIONAL, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                  (Unaudited)
                                 (in millions)


                                                         Common Stock
                                                 ----------------------------
                                                    Issued
                                                      and           $.01 Par        Paid-          Retained
                                                  Outstanding        Value        In Capital       Earnings         Total
                                                 --------------   -----------   --------------   ------------   --------------
BALANCE AT DECEMBER 31, 1996                            77.5        $   0.8      $   427.2         $   2.8        $   430.8

Employee stock purchases and
  exercise of options/warrants,
  including related tax benefits                          .5             --            4.8              --              4.8

Net Income                                                --             --             --            20.5             20.5
                                                 --------------   -----------   --------------   ------------   --------------

BALANCE AT MARCH 31, 1997                               78.0        $   0.8      $   432.0         $  23.3        $   456.1
                                                 ==============   ===========   ==============   ============   ==============





         The accompanying notes are an integral part of this statement.

                            LCI INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                  (Unaudited)
                                 (in millions)



                                                                           1997                   1996
                                                                    -----------------      -----------------
OPERATING ACTIVITIES:
     Net cash provided by operating activities                            $  39.2              $    28.6
                                                                    -----------------      -----------------

INVESTING ACTIVITIES:
     Capital expenditures                                                   (40.9)                 (29.6)
     Payments for acquisitions and other                                     (5.0)                 (99.3)
                                                                    -----------------      -----------------
Net cash used in investing activities                                       (45.9)                (128.9)
                                                                    -----------------      -----------------

FINANCING ACTIVITIES:
  Net debt borrowings                                                         1.9                   99.9
  Preferred dividend payments                                                  --                   (1.4)
  Proceeds from employee stock plans and warrants                             4.8                    1.8
                                                                    -----------------      -----------------

         Net cash provided by financing activities                            6.7                  100.3
                                                                    -----------------      -----------------

         Net increase in cash and cash equivalents                             --                   --
                                                                    -----------------      -----------------

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD
                                                                               --                   --
                                                                    -----------------      -----------------

CASH AND CASH EQUIVALENTS AT THE
   END OF THE PERIOD                                                      $    --              $    --
                                                                    =================      =================




        The accompanying notes are an integral part of these statements.

                            LCI INTERNATIONAL, INC.
                    NOTES TO INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  GENERAL

         The results of operations for the interim periods shown are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make a fair statement of the results for the three months ended March 31, 1997 and 1996. All such adjustments are of a normal recurring nature.


(2)  BUSINESS ORGANIZATION AND PURPOSE

         The financial statements presented herein are for LCI International, Inc., a Delaware corporation, and its subsidiaries (collectively LCI or the Company). Included are the condensed consolidated statements of operations for the three months ended March 31, 1997 and 1996, the condensed consolidated balance sheets as of March 31, 1997 and December 31, 1996, the condensed consolidated statement of shareowners' equity for the three months ended March 31, 1997, and the condensed consolidated statements of cash flows for the three months ended March 31, 1997 and 1996.

         LCI is a facilities-based telecommunications company that provides voice and data transmission services to residential and business customers, as well as other telecommunications carriers throughout the United States and international locations. The Company serves its customers through owned and leased digital fiber-optic facilities.


(3)  ACCOUNTING POLICIES

         Note 2 of the Notes to Consolidated Financial Statements in LCI's 1996 Annual Report summarizes the Company's significant accounting policies.

         PRINCIPLES OF CONSOLIDATION. The accompanying Condensed Consolidated Financial Statements (Unaudited) include the accounts of LCI and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated.

         WEIGHTED AVERAGE NUMBER OF COMMON SHARES. For all periods presented, the weighted average number of common shares includes the Company's Common Stock, par value $.01 per share (Common Stock), and the impact of Common Stock equivalents using the treasury stock method. For 1996, the weighted average number of common shares includes the actual common shares issued for the conversion of previously outstanding 5% Cumulative Convertible Exchangeable Preferred Stock, par value $.01 per share (Preferred Stock) and the assumed conversion of any remaining Preferred Stock outstanding during the period.

         EARNINGS PER COMMON SHARE. For the three months ended March 31, 1997 and 1996, the earnings per common share is calculated as net income before preferred dividends divided by the weighted average number of common shares, as defined above. Primary earnings per common share were not materially different from fully diluted earnings per share, for the three months ended March 31, 1997 and 1996,


(4)  ACCOUNTS RECEIVABLE SECURITIZATION

         Under the Company's agreement to sell trade accounts receivable balances (Securitization Program), LCI SPC I, Inc. (SPC), a bankruptcy-remote subsidiary of the Company, had sold but not yet collected, a total of $112 million of accounts receivable as of March 31, 1997. The proceeds were used to reduce the outstanding balance of the Company's long-term debt. The accounts receivable balances sold are not included in the accompanying condensed consolidated balance sheet as of March 31, 1997. The Company retains substantially the same risk of credit loss as if the receivables had not been sold, and has established reserves for such estimated credit losses.

         Under the Securitization Program, the Company acts as agent for the purchaser of the receivables by performing recordkeeping and collection functions on the participation interest sold. The agreement also contains certain covenants regarding the quality of the accounts receivable portfolio, as well as financial covenants which are substantially identical to those contained in the Company's Credit Facility (See Note 5). Except in certain limited circumstances, SPC is subject to certain contractual prohibitions concerning the payment of dividends and the making of loans and advances to LCI.


(5)  LONG-TERM DEBT

          The Company can borrow up to $700 million from a syndicate of banks under a Revolving Credit Facility (Credit Facility). The amount that can be borrowed under the Credit Facility is subject to reduction based on the outstanding balance beginning on June 30, 1998 until maturity on March 31, 2001. This Credit Facility bears interest at a rate consisting of two components: The base rate component is dependent upon a market indicator; the second component varies from 0.625% to 1.5% based on the relationship of the level of borrowings to operating cash flow (leverage ratio). The weighted average interest rate on the outstanding borrowings under the Credit Facility on March 31, 1997 was 6.17%. The Credit Facility contains various financial covenants, the most restrictive being the leverage ratio requirement. As of March 31, 1997, the Company was in compliance with all Credit Facility covenants and had $215 million outstanding under the Credit Facility. The carrying amount of the Credit Facility approximates its fair value as the underlying instruments are variable rate notes that reprice frequently based on market changes.

         The Company has various financial instruments to manage interest rate risk on its Credit Facility. These instruments include an interest rate cap agreement, which limits the base interest rate to 7.5%, and an interest rate swap agreement, which has the effect of changing the variable-rate payments on the Credit Facility into fixed-rate payments. In the event of non-performance by the banks, the Company would be obligated to make the contractual payments under the Credit Facility. The Company believes that the probability of such an event is remote.

(6)  COMMITMENTS AND CONTINGENCIES

         VENDOR AGREEMENTS. The Company has agreements with certain telecommunications interexchange carriers and third-party vendors that require the Company to maintain minimum monthly and/or annual billings based on usage. The Company has a single five-year contract with a particular third-party carrier which began in August 1995. This contract has minimum annual usage requirements and an increasing cumulative minimum usage requirement, which if not met, subject the Company to an underutilization charge. Through March 31, 1997, the Company has exceeded the cumulative minimum usage of $103 million established for the second year. The Company's minimum monthly billing commitments under all other vendor agreements are approximately $15 million through the end of 1997. The Company has historically met all minimum billing requirements and believes that the minimum usage commitments will be met.

    CAPITAL REQUIREMENTS. During 1997, the Company expects that its nonbinding commitment for capital expenditures (excluding acquisitions) will increase from the levels expended in 1996 and is dependent on the Company's geographic and revenue growth. The Company's capital requirements are primarily for switching and transmission facilities and technology platforms arising from the Company's strategic expansion plans.

         In addition to its ongoing capital requirements, the Company entered into an agreement, in February 1997, to extend its fiber-optic network. This commitment will extend the Company's fiber-optic network by over 3,100 route miles, and is expected to require incremental capital expenditures between $115 million and $125 million. The amount paid and the timing of payment will depend on the delivery of the facilities, which is expected in the second half of 1997 and early 1998.

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

         The matter was appealed by both the Plaintiffs and the Defendant through various courts. In December 1996, the Supreme Court of Ohio reversed the lower courts, finding that, as a matter of law, there was insufficient evidence to sustain the verdict for the Plaintiffs. On April 15, 1997, the Plaintiffs filed a Petition for Writ of Certiorari (Petition) asking the United States Supreme Court to review the case. At this time, the Company is unable to determine whether the United States Supreme Court will accept the case for review.

         The Company also has been named as a defendant in various other litigation matters. Management intends to vigorously defend these outstanding claims. The Company believes it has adequate accrued loss contingencies and, although the ultimate outcome of these claims cannot be ascertained at this time, current pending or threatened litigation matters will not have a material adverse impact on the Company's results of operations or financial position.

(7)  SHAREOWNERS' EQUITY

         SHAREOWNER RIGHTS PLAN AND PREFERRED STOCK. In January 1997, the Company adopted a rights agreement (Rights Agreement), designed to ensure the shareowners receive fair and equal treatment in the event of any proposed takeover of the Company. One preferred share purchase right (Right) was issued for each share of the Company's Common Stock to shareowners of record on January 22, 1997. Until the occurence of a Distribution Date (as defined in the Rights Agreement), the Rights will be evidenced by the Common Stock certificates and may be transferred only with the Common Stock. Each Right, when exercisable, represents the right to purchase one one-thousandth of a share of a new issue of preferred stock of the Company, designated as Junior Participating Preferred Stock, par value $.01 per share or, in certain circumstances, to purchase shares of Common Stock at less than the prevailing market price. As of March 31, 1997 no such preferred stock was issued or outstanding. The Rights will be exercisable only in the event that any person or entity, together with its affiliates or associates, acquires more than a certain percentage of Common Stock of the Company.

         COMMON STOCK. The Company has stock option plans under which options to purchase shares of Common Stock may be granted to directors and key employees. During the three months ended March 31, 1997, the Company granted options to purchase 2.2 million shares of Common Stock. The option price for all options granted was the fair market value of the shares on the date of grant. The Company issued 0.4 million shares of Common Stock during the three months ended March 31, 1997 pursuant to exercises of options under all stock option plans.

         The Company also has an Employee Stock Purchase Plan and maintains a defined contribution plan for its employees which allows participants to invest in Common Stock of the Company. The Company issued a total of 0.1 million shares of its Common Stock under these plans for the three months ended March 31, 1997.


(8)  INCOME TAXES

         The provision for income taxes for the three months ended March 31, 1997 and 1996, consists of :

                                                                          Three Months
                                                                         Ended March 31,
                                                              -------------------------------------
 (in millions)                                                      1997                  1996
                                                              ----------------     ----------------
 Current tax expense:

   Federal                                                         $    0.7             $     0.4
   State                                                                0.3                   0.2
                                                              ----------------     ----------------
       Total current tax expense                                        1.0                   0.6
                                                              ----------------     ----------------
 Deferred tax expense:

   Increase in deferred tax liabilities                                 1.2                   0.2
   Decrease in deferred tax asset                                      11.5                   8.6
   Decrease in valuation allowance, net                                  --                  (1.2)
                                                              ----------------     ----------------
      Total deferred tax expense                                       12.7                   7.6
                                                              ----------------     ----------------


      Total income tax expense                                     $   13.7             $     8.2
                                                              ================     ================

         The effective income tax rate varies from the Federal statutory income tax rate for the three months ended March 31, 1997 and 1996, as follows:

                                                                                     Three Months
                                                                                    Ended March 31,
                                                                         -----------------------------------
                                                                               1997                1996
                                                                         ----------------    ---------------
                      Expected tax expense at federal
                          statutory income tax rate:                             35.0%               35.0%

                      Effect of:
                          State income tax expense                                3.7                 5.0
                          Non-deductible expenses                                 1.3                 1.4
                          Decrease in valuation allowance, net                     --                (5.1)
                           Other, net                                              --                (1.3)
                                                                         ----------------    ---------------

                      Income tax expense                                         40.0%               35.0%
                                                                         ================    ===============

         The effective tax rate of 40% and 35% for the three months ended March 31, 1997 and 1996, respectively, represents the Company's estimated effective tax rate for the periods. This effective tax rate is adjusted quarterly based on the Company's estimate of future taxable income.

         The Company has generated significant net operating losses (NOLs) that may be used to offset future taxable income. Each NOL has a maximum 15-year carryforward period. The Company's ability to fully use its NOL carryforwards is dependent upon future taxable income. As of March 31, 1997, the Company had NOL carryforwards for income tax purposes of $78 million, subject to various expiration dates from 2000 to 2010. The Company believes the utilization of such NOLs is likely.

         The Company's deferred income tax balances include $40.1 million in current deferred tax assets, net and $55.0 million in other noncurrent liabilities as of March 31, 1997. As of December 31, 1996, deferred income tax balances included $48.9 million in current deferred tax assets, net and $53.4 million in noncurrent other liabilities.

(9) EARNINGS PER SHARE

    In February 1997, Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share" was issued, which changes the methodology for calculating earnings per share. Implementation of SFAS 128 is required for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier adoption is not permitted. Pro forma information in accordance with SFAS 128 is:

 (in millions, except per share amounts)                     For the Three Months Ended March 31, 1997
                                                         ---------------------------------------------------
                                                                                                Per-Share
                                                            Income             Shares             Amount
                                                         -------------    ---------------    ---------------
 Net income                                                 $  20.5
 Less: preferred stock dividends                              -
                                                         -------------
 Basic Earnings per Share
 Income available to common shareowners                        20.5               77.7            $  0.26
                                                                                             ===============
 Effect of Dilutive Securities
 Stock Options                                                -                    4.0
 Warrants                                                     -                    4.4
                                                         -------------    ---------------
 Diluted Earnings per Share
 Income available to common shareowners
         plus assumed conversions                           $  20.5               86.1            $  0.24
                                                         ===================================================



                                                             For the Three Months Ended March 31, 1996
                                                         ---------------------------------------------------
                                                                                                Per-Share
                                                            Income             Shares             Amount
                                                         -------------    ---------------    ---------------
 Net income                                                 $  15.3
 Less:  preferred stock dividends                              (1.4)

 Basic Earnings per Share
 Income available to common shareowners                        13.9               66.1            $  0.21
                                                                                             ===============
 Effect of Dilutive Securities
 Stock Options                                                                     5.1
 Warrants                                                                          4.6
 Convertible preferred stock                                    1.4               10.5
                                                         -------------    ---------------
 Diluted Earnings per Share
 Income available to common shareowners
         plus assumed conversions                           $  15.3               86.3            $  0.18
                                                         ===================================================



    Options to purchase 2.4 million shares of common stock were outstanding during the three months ended March 31, 1997 but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the Common Stock for the period.

(10) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

         The Company has an effective shelf registration statement registering $300 million of debt and/or equity securities, for issuance on a delayed or continuous basis. Any debt securities issued may be guaranteed by certain of the Company's wholly-owned subsidiaries (Guarantor Subsidiaries). Such guarantees will be full, unconditional and joint and several. Certain of the Company's subsidiaries would not provide any guarantees (Non-Guarantor Subsidiaries) primarily as a result of contractual prohibitions. The primary Non-Guarantor Subsidiary is SPC, discussed in Note 3. Separate financial statements of the Guarantor Subsidiaries have not been presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, statement of operations, balance sheet, and statement of cash flow information for the parent company only (Parent Company), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. The comparative statements for 1996 have not been presented as the Non-Guarantor information is not material to the consolidated financial statements for that period. The supplemental financial information reflects the Company's investments in subsidiaries using the equity method of accounting. Certain immaterial reclassifications have been made to provide for uniform disclosure for the period presented.

       (10) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
                                 (Continued)


          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       THREE MONTHS ENDED MARCH 31, 1997
                                  (Unaudited)
                                 (in millions)



                                           Parent       Guarantor      Non-Guarantor
                                          Company      Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                       ------------   --------------   --------------   --------------   --------------
Revenues                                   $    --        $  314.7         $    --           $    --        $  314.7

Cost of services                                --           183.6              --                --           183.6
                                       ------------   --------------   --------------   --------------   --------------

Gross margin                                                 131.1              --                --           131.1

Selling, general and
     administrative expenses                    --            71.5              --                --            71.5

Depreciation and amortization                   --            18.7              --                --            18.7
                                       ------------   --------------   --------------   --------------   --------------

Operating income                                --            40.9              --                --            40.9

Interest and other (income)
     expense, net                              4.3             4.7            (2.3)               --             6.7

Intercompany (income) expense                 (8.7)            8.7              --                --              --

Equity in earnings of subsidiaries           (17.9)             --              --              17.9              --
                                       ------------   --------------   --------------   --------------   --------------
Income before income taxes                    22.3            27.5             2.3             (17.9)           34.2

Income tax expense                             1.8            11.0              .9                --            13.7
                                       ------------   --------------   --------------   --------------   --------------

Net income                                 $  20.5        $   16.5         $   1.4           $ (17.9)       $   20.5
                                       ============   ==============   ==============   ==============   ==============





(Continued on next page)

    (10) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
                                  (Continued)

               SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1997
                                  (Unaudited)
                                 (in millions)

                                                                                    Non-
                                                   Parent         Guarantor       Guarantor
                                                  Company       Subsidiaries    Subsidiaries    Eliminations     Consolidated
                                             ---------------  ---------------  --------------  --------------   --------------
                    ASSETS
                    ------

CURRENT ASSETS:
   Trade accounts receivable, net                  $     --       $   17.6          $  77.8       $      --         $   95.4
   Current deferred tax assets, net                    14.5           25.6               --              --             40.1
   Prepaids and other                                  14.6           15.7               --           (10.0)            20.3

   Intercompany receivable                            376.1             --               --          (376.1)              --
                                             ---------------  ---------------  --------------  --------------   --------------

          Total current assets                        405.2           58.9             77.8          (386.1)           155.8

Property, plant and equipment, net                       --          428.7               --              --            428.7
Excess of cost over net assets acquired, net             --          347.5               --              --            347.5
Investment in affiliates                              268.6             --               --          (268.6)              --
Other, net                                             16.0           28.3               .5              --             44.8
                                             ---------------  ---------------  --------------  --------------   --------------

Total Assets                                       $  689.8       $  863.4          $  78.3       $  (654.7)        $  976.8
                                             ===============  ===============  ==============  ==============   ==============


LIABILITIES AND SHAREOWNERS' EQUITY
-----------------------------------

CURRENT LIABILITIES:
   Accounts payable                                $     --       $   27.4          $    --       $      --         $   27.4
   Facility costs accrued and payable                    --          125.5               --              --            125.5
   Intercompany payable                                  --          363.1             13.0          (376.1)             --
   Accrued expenses and other                            --           65.3              1.0           (10.0)            56.3
                                             ---------------  ---------------  --------------  --------------   --------------

          Total current liabilities                      --          581.3             14.0          (386.1)           209.2

Long-term debt and
   Capital lease obligations                          229.6           12.6               --              --            242.2
Other liabilities and deferred credits                  4.1           65.1               .1              --             69.3

SHAREOWNERS' EQUITY:
   Preferred Stock                                     66.5           66.5            (66.5)          (66.5)              --
   Common stock                                          .8             --             12.0           (12.0)              .8
   Paid-in capital                                    432.0           43.2             60.5          (103.7)           432.0
   Retained (deficit) earnings                         23.3           94.7             (8.3)          (86.4)            23.3
                                             ---------------  ---------------  --------------  --------------   --------------

          Total shareowners' equity                   456.1          204.4             64.2          (268.6)           456.1
                                             ---------------  ---------------  --------------  --------------   --------------

          Total Liabilities and
                  Shareowners' Equity              $  689.8       $  863.4          $  78.3       $  (654.7)        $  976.8
                                             ===============  ===============  ==============  ==============   ==============


(Continued on next page)

       (10) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
                                  (Continued)

          SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       THREE MONTHS ENDED MARCH 31, 1997
                                  (Unaudited)
                                 (in millions)


                                                                                  Non-
                                               Parent          Guarantor        Guarantor
                                              Company        Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                           -------------    --------------   --------------   --------------   --------------
OPERATING ACTIVITIES:

  Net cash provided by (used in)
           operating activities                $  (11.5)        $  50.7           $   --          $    --           $  39.2
                                           -------------    --------------   --------------   --------------   --------------

INVESTING ACTIVITIES:
  Capital expenditures                               --           (40.9)              --               --             (40.9)
  Payments for acquisitions and other                --            (5.0)              --               --              (5.0)
                                           -------------    --------------   --------------   --------------   --------------

Net cash (used in) investing activities              --           (45.9)              --               --             (45.9)
                                           -------------    --------------   --------------   --------------   --------------

FINANCING ACTIVITIES:
  Net debt payments                                 6.7            (4.8)              --               --               1.9
  Proceeds from employee stock
       plans and warrants                           4.8              --               --               --               4.8
                                           -------------    --------------   --------------   --------------   --------------

      Net cash provided by (used in)
              financing activities                 11.5            (4.8)              --               --               6.7
                                           -------------    --------------   --------------   --------------   --------------

      Net increase in cash and
           cash equivalents                          --              --               --               --                --
                                           -------------    --------------   --------------   --------------   --------------

Cash and Cash Equivalents at the
     Beginning of the Period                         --              --               --               --                --
                                           -------------    --------------   --------------   --------------   --------------

Cash and Cash Equivalents at the
     End of the Period                         $     --         $    --           $   --          $    --           $    --
                                           =============    ==============   ==============   ==============   ==============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION - INDUSTRY ENVIRONMENT

         Historically, the Company has operated in the $80 billion long-distance telecommunications industry. Recent legislative and regulatory activity is designed to create one telecommunications industry to encompass both long-distance and local telecommunications services. The Company intends to provide combined local and long-distance services to compete in what is estimated to be a $150 billion combined market. The current industry environment subjects the Company to varying degrees of legislative and regulatory oversight on both the national and state levels. The following potential changes in the legislative and regulatory environment can impact the nature and degree of the competition in the telecommunications industry.

LEGISLATIVE MATTERS

    Telecommunications Act of 1996. In February 1996, the Telecommunications Act of 1996 (the Act) was passed by the United States Congress and signed into law by President Clinton. This comprehensive telecommunications legislation was designed to increase competition in the long-distance and local telecommunications industries. The legislation will allow the regional bell operating companies (RBOCs) to provide long-distance service in exchange for opening their local networks to competition. Under the legislation, the RBOCs can immediately provide long-distance service between Local Access Transport Areas (interLATA) outside of their local service territories. However, an RBOC must apply to the Federal Communications Commission (FCC) to provide interLATA long-distance services within any of the states in which the RBOC currently operates. An RBOC must satisfy a set of pro-competitive criteria before the FCC will approve an RBOC's request to provide in-region interLATA long-distance services. In addition, the FCC must consult with the applicable state relative to the RBOC's compliance with the requirements of the Act. Finally, the FCC must consult with the Department of Justice (DOJ) and give substantial weight to the DOJ's comments.

    On January 2, 1997, Ameritech of Michigan became the first RBOC to apply for in-region long-distance authority. Ameritech withdrew its application on February 11, 1997, after the FCC struck from the record the interconnection agreement between Ameritech and AT&T, because it was not a binding agreement approved under the Act. On April 11, 1997, SBC Communications, Inc.
(SBC), applied to the FCC for authority to provide in-region long-distance within the state of Oklahoma. On April 21, 1997, the Association for Local Telecommunications Services filed a motion to dismiss SBC's request on the grounds that its application does not comply with the requirements of the Act. LCI will be a participant in the SBC proceeding.

    The legislation provides a framework for the Company and other long-distance carriers to compete with incumbent local exchange carriers (LECs) by reselling service of local telephone companies, interconnecting with LEC network facilities at various points in the network (i.e., unbundled network elements) or building new local-service facilities. The Company has signed local-service agreements with Ameritech, BellSouth and NYNEX, and is currently in formal negotiations with other LECs to reach local service agreements. LCI intends to vigorously compete in the local service market. Initially, the Company will provide local service to customers on a bundled resale basis. In the future, the Company may decide to buy and resell unbundled network elements, which could also be used as a platform to provide total access services as well as local services. The Company could also decide in the future to build local-service facilities or use a competitive access provider to provide local service. The Company's decision on the method to provide local service is dependent on the economic viability of the options and the outcome of several regulatory proceedings, which may be different state-by-state.


REGULATORY MATTERS

         In order to implement the Act, the FCC was required to undertake a variety of regulatory actions which can impact competition in the telecommunications industry. Certain of these regulatory actions are described below.

     Interconnection Order. In August 1996, the FCC adopted a comprehensive regulatory framework to implement policies, rules and procedures regarding local-service competition as required under the Act (Interconnection Order). The Interconnection Order establishes a minimum national framework for interconnection, the purchase of unbundled local network elements, resale discounts and procedures by which agreements for the provision of local service through LECs are to be arbitrated. Under the Interconnection Order, the states will have an important role implementing and applying local interconnection policies, rules and procedures.

     Several states, companies, associations and other entities appealed the Interconnection Order. The United States Court of Appeals for the Eighth Circuit issued a stay of the rules implementing the pricing and most favored nation provisions of the Act adopted in the Interconnection Order, pending the outcome of the appeals. Because the legal outcome of these appeals is uncertain, the Company is unable to predict what impact the pending judicial proceedings will have on local service competition or on RBOC provision of in-region interLATA long-distance services.

         Access Charge Reform. In December 1996, the FCC proposed changes to access charges levied by LECs on long-distance service providers and universal service. Access charges currently represent approximately one-half of the revenues for the long-distance telecommunications industry. The FCC's intention is to require the charges for access services to be consistent with actual economic cost. The FCC has proposed two approaches for access charge reform:
The first proposed solution is a market-based approach that relies on competitive pressure, while the second is a prescriptive approach which would involve FCC intervention. It is widely expected that material changes to current industry costs structures could result from these proceedings. The Company intends to vigorously participate in these proceedings, which are expected to be resolved during the second quarter of 1997. In light of the uncertainty regarding the FCC's ultimate actions in these proceedings, the Company is unable to predict what impact the pending proceedings will have on the Company's cost structure.

         Payphone Compensation. On September 20, 1996, the FCC adopted an order implementing certain requirements of the Act pertaining to compensation for the use of payphones. The order established, for the initial year of implementation, a specific monthly fee to be paid to each payphone service provider (PSP) by all long-distance carriers with annual revenue equal or exceeding $100 million. The FCC established a total monthly compensation per payphone of $45.85 and the Company's allocation of this total was established at $.45 per phone on a monthly basis. Beginning with the second year after adoption of the order, long-distance carriers and interLATA toll providers (including LECs) will be required to pay compensation to the PSP on a per completed call basis. The fee will be required on all "dial-around" calls, including debit card and calling card calls for intrastate, interstate, and international calls. The FCC has established a per call default rate of $.35 per call. In the third year, per call compensation will be based upon the local coin rate set by the PSP. Long-distance carriers are permitted to pass through actual compensation costs to the end-user customer. LCI has filed a challenge to the FCC's payphone compensation order in the District of Columbia Circuit Court of Appeals, in conjunction with AT&T Corp. (AT&T), MCI Telecommunications Corporation (MCI), Sprint Corporation (Sprint) and Cable & Wireless. The order, if upheld, will increase the Company's cost of providing long-distance service from payphones that are not subscribed to LCI.

         Local Service. The Company is involved in state regulatory proceedings in various states to secure approval to resell local service, which would enable the Company to provide combined local and long-distance services to existing and prospective customers. The Company has received approval to resell local service in 24 states and the District of Columbia, and has applications for local service authority pending in another four states. The Company is currently reselling local telecommunications service in 18 markets.

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

        Several of the Company's competitors are substantially larger and have substantially greater financial, technical and marketing resources. As the Company grows, it expects to face increased competition, particularly from AT&T, MCI, and Sprint. The Company also competes with other interexchange carriers and resellers as well as LECs in various types of long-distance services. The Company's pricing strategy is to offer a simple, flat-rate pricing structure with rates generally below those of AT&T, MCI and Sprint. Certain long-distance carriers offer flat-rate pricing programs and recently one carrier began an incremental rounding program, that may appear similar to the Company's services. LCI continues to believe its Simple, Fair and Inexpensive marketing and service pricing approach is very competitive in retaining existing customers, as well as obtaining new customers. The Company's ability to compete effectively will depend on maintaining exceptional customer service and high quality, market-driven services at prices generally equal to or below those charged by its major competitors.

GENERAL - RESULTS OF OPERATIONS

         The Company's revenues primarily consist of switched and private-line revenues. Switched revenues are a function of switched minutes of use (MOUs) and rate structure (rates charged per MOU), which are a function of the Company's customer and service mix. Private line revenues are a function of fixed rates that do not vary with usage. The Company provides service to its customers through leased and owned digital fiber-optic facilities. Collectively, these facilities constitute the Company's network (the Network). The Company's cost of services consists primarily of expenses incurred for origination, termination and transmission of calls through LECs and over the Company's Network, and transmission through other long-distance carriers.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996

         REVENUES. Revenues for the three months ended March 31, 1997 increased 26% to $314.7 million on 2.5 billion MOUs as compared to $250.6 million on 1.8 billion MOUs for the three months ended March 31, 1996. The following table provides further information regarding the Company's revenues:

                                                                Three Months
 (in millions, except switched revenue per MOU)                Ended March 31,
                                                ----------------------------------------------
                                                   1997             1996            Change
                                                ----------------------------------------------
 Total Revenues                                 $   314.7        $   250.6             26%


 MOUs                                               2,509            1,810             39%

 Switched Revenue per  MOU (1)                  $  0.1159        $  0.1262            (8)%

      (1)Switched revenue divided by MOUs

         Revenues from business customers increased approximately 20% year-over-year for the three months ended March 31, 1997, and continued to represent two-thirds of the Company's total revenues. Residential/small business revenues represented approximately one-third of total revenues and increased approximately 50% year-over-year for the three months ended March 31, 1997. Growth in international service revenues across all revenue service lines was approximately 50% for the three months ended March 31, 1997 compared to the same period in 1996.

         The Company experienced an 8% year-over-year decrease in revenue per MOU for the three months ended March 31, 1997. Revenue per MOU is affected by changes in the underlying cost structure and revenue mix changes. Changes in revenue per MOU are not necessarily indicative of the performance that can be expected in the Company's gross margin. The Company has continued to respond to competitive pricing pressure in the business market and has experienced a change in the mix of its business volumes from switched services to dedicated access services, which have a lower revenue per MOU. The growth in business and international service volumes, as measured in MOUs, exceeded the growth in revenue due to declining prices. Costs for access charges, especially in international terminating costs, have declined with the declines in revenue rates. The Company's growth in various segments, which have different rate structures and generate a variety of gross margins, has changed its revenue mix and consequently impacted the average revenue per MOU. The Company is committed to growing in all market segments.

         The Company experienced an increase in its sales allowance in 1997, reflected as a charge to gross revenue, as a result of the growth in revenue and a shift in the customer mix toward the residential/small business service segment. A significant portion of the residential/small business accounts receivable balance is billed and collected through LECs. The Company receives information from the LECs about uncollectible accounts three to thirteen months after the account is billed. Due to the delay of information from the LECs, the Company is continually updating its estimated liability for future uncollectible accounts, that will be settled in later periods. The Company has increased sales allowance through a charge to gross revenue to include a higher estimate for these LEC billed receivables.

         The Company uses a variety of channels to market its services. In addition to its internal sales force, the Company uses a combination of other channels, such as advertising, telemarketing and third-party sales agents. With respect to certain third-party sales agents, compensation for sales is paid to agents in the form of an ongoing commission based upon collected revenue attributable to customers signed up by the agents to use the Company's long-distance services. Responsibility for the customer relationship, including billing and customer service, is maintained by the Company. American Communications Network, Inc., a nationwide network of third-party sales agents, continued to be the most successful of the Company's sales agents. During 1997, the Company expects to continue the expansion of its sales presence across the country through a variety of channels.

         GROSS MARGIN. The Company's gross margin increased 29% to $131.1 million for the three months ended March 31, 1997 from $102.0 million for the three months ended March 31, 1996. During the three months ended March 31, 1997, gross margin as a percentage of revenue increased to 41.7% year-over-year from 40.7% for the same period in 1996. The increase in the gross margin percentage demonstrates the efficient use of the Network and the identification of variable-cost off-network traffic that was cost-effectively routed onto the Company's fixed-cost Network. In addition, the full integration of traffic from acquired companies provided network synergies and efficiencies in 1997, as compared to the volume of acquisition traffic that was carried by off-network providers, at a higher cost in 1996. The Company experienced a decrease in the cost per MOU during periods of higher volumes of MOUs as a result of these Network efficiencies and optimization techniques.

         The fiber expansion planned for the second half of 1997, will temporarily result in redundant facilities and increased costs during the transition period from the current leased facilities to the new owned facilities. However, once the transition is completed, the Company will realize a lower cost of service. The Company expects to realize the cost savings from these new facilities beginning in early 1998. The Company continues to evaluate strategies to reduce its cost of service, improve the reliability and efficiency of the Network, and pursue opportunities to reduce its cost of service per MOU.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 26% to $71.5 million for the three months ended March 31, 1997, as compared to the same period in 1996. As a percentage of revenues, selling, general and administrative expenses were 22.7% for the three months ended March 31, 1997, as compared to 22.6% for the three months ended March 31, 1996.

         The growth in residential/small business revenue to approximately one-third of the Company's total revenues as of March 31, 1997 was responsible for a significant portion of the growth in selling, general and administrative expenses. Although the residential/small business service line resulted in increased costs, it also provided a higher gross margin, allowing the Company to achieve growth in operating income.

         The Company's selling, general and administrative expense increases year-over-year are impacted substantially by three items: payroll, commissions and billing services. Payroll expenses increased $5.8 million and $8.4 million for the three months ended March 31, 1997 and 1996, respectively, as a result of increased employees in sales and customer support. Annualized revenue per employee has remained at approximately $500,000 per employee through the first quarter of 1997.

         The increase in selling, general and administrative expenses reflects, in part, the $4.0 million and $8.9 million increase in commission expense for the three months ended March 31, 1997 and 1996, respectively, over the comparable prior periods. The growth in residential/small business revenue sold by third-party sales agents with an ongoing commission was the primary cause of the increase in commission expense. The costs incurred for commissions primarily replace other variable marketing and selling expenses for this revenue segment. Billing services expense increased $1.4 million and $3.4 million year-over-year for the three months ended March 31, 1997 and 1996, respectively, primarily for residential/small business billing services, which are performed by LECs. LEC billing costs declined year-over-year on a per-bill basis, but the increase in residential/small business customers and the related revenue, caused an overall increase in this expense for 1997 as compared to 1996. Both commission and billing services expenses grew at a rate comparable to the total revenue growth during the three months ended March 31, 1997.

         The Company anticipates an incremental increase in selling, general and administrative expenses with the expansion of its geographic sales presence and its entrance into the local service market. The Company also expects continued increases in selling, general and administrative expenses as a result of the growth in the residential/small business segment, which incurs higher proportional costs but also provides a higher gross margin than other segments. During the three months ended March 31, 1997, these increased expenses were offset by productivity improvements and efficiencies.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense for the three months ended March 31, 1997 increased 32% over the same period in 1996. The increase was due to the Company's higher level of capital expenditures on the infrastructure for sales, customer service and other service delivery systems in support of its growth in revenues and MOUs. In addition, newly purchased technology has a shorter depreciable life than compared to the previous asset base. The Company has experienced increased depreciation resulting from the shorter depreciable lives for new technology as compared to the Company's asset base, as well as increased amortization from acquisitions. Depreciation and amortization expense as a percentage of revenues remained at 6% for the first quarter of both 1997 and 1996.

         OPERATING INCOME. Operating income increased 31% to $40.9 million for the three months ended March 31, 1997, a faster rate than the growth in revenues for the same period. As a percentage of revenues, operating income increased to 13.0% for the three months ended March 31, 1997 compared to 12.4% for the same period in 1996, reflecting management of Network and selling, general and administrative expenses during a period of significant growth in revenues and MOUs.

         INTEREST AND OTHER EXPENSE, NET. Interest and other expense, net of capitalized interest, decreased to $6.7 million for the three months ended March 31, 1997, from $7.7 million for the same period in 1996. The Company was able to reduce its outstanding debt as of March 31, 1997 compared to the same period in 1996, as a result of strong operating cashflow and the Securitization Program established in August 1996 (See Note 4 to the Condensed Consolidated Financial Statements). Through the Securitization Program the Company reduced its long-term debt and thereby reduced the Company's leverage ratio. The decrease in the leverage ratio resulted in a reduction of the interest rate on the Revolving Credit Facility (Credit Facility) and accordingly decreased interest expense for the period. The interest rate on the Company's debt is sensitive to market rate fluctuations.

         INCOME TAX EXPENSE. Income tax expense was $13.7 million for the three months ended March 31, 1997 as compared to $8.2 million for the same period in 1996 due to the increase in the estimated effective tax rate and the growth in earnings before taxes. The estimated effective tax rate increased to 40% in 1997 from 35% in 1996. No net operating loss (NOL) carryforwards for financial statement purposes were available in 1997 as a result of their full utilization during 1996.

         PREFERRED DIVIDENDS. The previously outstanding shares of 5% Cumulative Convertible Exchangeable Preferred Stock (Preferred Stock) were redeemed on September 3, 1996, thereby eliminating the corresponding preferred dividend payments. The elimination of future dividend payments will result in an annual savings of approximately $5.8 million, based upon the original 4.6 million shares issued in August 1993.

LIQUIDITY AND CAPITAL RESOURCES

         LCI International, Inc. (LCI) is a holding company and conducts its operations through direct and indirect wholly-owned subsidiaries. LCI SPC I, Inc. (SPC) is a wholly-owned subsidiary of LCI and facilitates the Securitization Program. Except in certain limited circumstances, SPC is subject to certain contractual restrictions concerning paying of cash dividends or making loans or advances to LCI. There are however, no restrictions on the movement of cash among the Company and the other subsidiaries in the consolidated group, and the Company's discussion of its liquidity is based on the consolidated group.

         CASH FLOWS - OPERATING ACTIVITIES. The Company provided $39.2 million of cash from operations for the three months ended March 31, 1997, an increase of $10.6 million from the same period in 1996. The increase is due to the significant growth in revenues and net income for the period, as well as strong working capital results.

         CASH FLOWS - INVESTING ACTIVITIES. The Company has supported its growth strategy with capital expenditures and acquisitions, resulting in $45.9 million in cash used for investing activities during the first quarter of 1997. The decrease of $83.0 million compared to the same period in the prior year, was due to the Company's acquisitions in the first quarter of 1996. During the three months ended March 31, 1997, the Company spent $40.9 million in capital expenditures to acquire additional switching, transmission and distribution capacity as well as to develop and license information systems support, representing an increase of $11.3 million from the same period in 1996.

         The Company reduced its long-term debt and thereby reduced the Company's leverage ratio. The decrease in the leverage ratio resulted in a reduction of the interest rate on the Revolving Credit Facility (Credit Facility) and accordingly decreased interest expense.

         CASH FLOWS - FINANCING ACTIVITIES. Financing activities provided a net $6.7 million for the three months ended March 31, 1997, compared with $100.3 million during the same period in 1996. A higher amount was used for acquisitions in the first quarter of 1996.

         CAPITAL RESOURCES. The Company has a $700 million Revolving Credit Facility with a syndicate of banks, which allows the Company to borrow funds on a daily basis. As a result, the Company uses its available cash to reduce the balance of its borrowings and maintains no cash on hand. Under the Credit Facility, the Company had $215 million outstanding as of March 31, 1997.

         The amount that can be borrowed under the Credit Facility is subject to reduction based on the outstanding balance beginning June 30, 1998 until maturity on March 31, 2001. The interest rate on the debt outstanding is variable based on several indices (See Note 5 to the Condensed Consolidated Financial Statements). The weighted average interest rate on the debt outstanding under the Credit Facility was 6.17% as of March 31, 1997. The Credit Facility contains certain financial and negative covenant requirements. As of March 31, 1997, the Company was in compliance with all covenants.

         The Company has two separate Discretionary Lines of Credit agreements (Lines of Credit) with commercial banks for a total of $50 million. The Lines of Credit provide flexible short-term borrowing facilities at competitive rates dependent upon a market indicator. The interest rate on the Lines of Credit as of March 31, 1997 was 7.56%. As of March 31, 1997 there was $14.6 million outstanding on the Lines of Credit. The outstanding balance is reflected in long-term debt in the accompanying consolidated balance sheets due to the availability under the Credit Facility.

         The Company maintains a Securitization Program to sell a percentage ownership interest in a defined pool of the Company's trade accounts receivable. The Company can transfer an undivided interest in a designated pool of accounts receivable on an ongoing basis to maintain the participation interest up to $150 million. At March 31, 1997, the pool of trade accounts receivable which was available for sale totaled approximately $123 million and the amount of receivables sold totaled $112 million.

         Although the Company believes it has sufficient operating cash flows and available borrowing capacity to fund its current operations and anticipated capital requirements for the forseeable future, the Company continues to evaluate other sources of financing. The Company has an effective shelf registration statement registering $300 million of debt and/or equity securities. The Company continues to evaluate when, or if, additional financing maybe required.

    CAPITAL REQUIREMENTS. During 1997, the Company expects that its non-binding commitment for capital expenditures (excluding acquisitions) will increase from the 1996 levels and is dependent on the Company's geographic and revenue growth. These capital requirements are primarily for switching and transmission facilities, technology platforms and information systems applications.

         The Company has relied upon strategic acquisitions as one of its means of expanding its network, sales and service presence, and revenues across the country. The Company evaluates each potential acquisition to determine its strategic fit within the Company's growth, operating margin and income objectives. The Company expects to continue to actively explore potential acquisitions and may enter into discussions from time to time with potential acquisition candidates, but there can be no assurance the Company will be able to enter into or complete acquisition agreements on acceptable terms.

         In addition to its ongoing capital requirements, the Company entered into an ageement to extend its fiber-optic network by over 3,100 route miles. The Company will make payments between $115 million and $125 million for the fiber-optic network expansion. The amount paid and the timing of payment will depend on the delivery of the facilities, which is expected in the second half of 1997 and early 1998.

         COMMITMENTS AND CONTINGENCIES. The Company has agreements with certain interexchange carriers, LECs and third-party vendors to lease facilities for originating, terminating and transport services. The third-party carriers include WorldCom Network Services, Inc. d/b/a WilTel, Sprint and MCI.
In addition, the Company uses services provided by each RBOC, GTE and other smaller LECs. These agreements require the Company to maintain minimum monthly and/or annual billings based on usage. The Company has met and expects to continue to meet such minimum usage requirements. The Company currently has one significant contract with a third-party carrier. Subject to the ability of that carrier to meet the Company's operational requirements, the Company is obligated to use this carrier for a significant percentage of services that the Company provides through its leased facilities. The amounts payable under that contract, however, represent less than 10% of the Company's revenue on an annual basis. (See Note 6 to the Condensed Consolidated Financial Statements.) The Company has engineered its Network to minimize the impact on its customers of a service failure by any third-party carrier and has established contingency plans to reroute traffic as quickly as possible if a service failure by a third-party carrier should occur. Although most service failures that the Company has experienced have been corrected in a relatively short time period, a catastrophic service failure could interrupt the provision of service by both the Company and its competitors for a lengthy time period. The restoration period for a catastrophic service failure cannot be reasonably determined; however, neither the Company nor the industry has experienced a catastrophic service failure in its history.

         The Company has an agreement through April 2011, with American Communications Network, Inc. (ACN), a third-party sales agent, who had accounted for a significant portion of the Company's residential/small business growth. The agreement contains a provision whereby ACN will receive a payment if there is a change in the control of the Company. In consideration for this change in control payment, the acquiring company would receive a 31% reduction in the ongoing commission rates paid to ACN. The change in control payment is calculated based on a multiple of three times the average monthly collected revenue generated by customers signed up by ACN to use the Company's long-distance services. The monthly collected revenue average is calculated over a 24-month performance period subsequent to the change in control. The amount of this payment is therefore dependent upon ACN's level of performance during the entire performance period, and cannot be reasonably estimated at this time.

         The Company has been named as a defendant in various litigation matters. Management intends to vigorously defend these outstanding claims. The Company believes it has adequate accrued loss contingencies and current pending or threatened litigation matters will not have a material adverse impact on the Company's results of operations or financial condition. (See Note 6 to the Condensed Consolidated Financial Statements.)

         FEDERAL INCOME TAXES. The Company has generated significant NOLs in prior years that are available to reduce cash requirements for income taxes. See Note 8 of the Condensed Consolidated Financial Statements for a discussion of the availability and expected utilization of the existing NOLs.

         IMPACT OF INFLATION AND SEASONALITY. The Company does not believe the relatively moderate levels of inflation which have been experienced in the United States in recent years have had a significant effect on its net revenues or earnings.

         The Company's long-distance revenue is subject to seasonal variations based on each business segment. Use of long-distance services by commercial customers is typically lower on weekends throughout the year, and in the fourth quarter due to holidays. As residential revenue increases as a proportion of the Company's total revenues, the seasonal impact due to changes in commercial calling patterns should be reduced. The Company is unable to predict the impact of a shift to a larger residential customer base on seasonality.

         PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 - SAFE HARBOR CAUTIONARY STATEMENT. This report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995 (the Reform
Act). These forward-looking statements express the beliefs and expectations of management regarding LCI's future results and performance and include, without limitation, the following: statements concerning the Company's future outlook; the Company's plans to enter the local service market; the effect of FCC and judicial rulings pertaining to the Telecommunications Act of 1996, local service competition and RBOC entry into the long-distance market; the impact of marketplace competition on pricing strategies and rates; expected revenue growth; the cost reduction strategies and opportunities to expand the Network which may allow for increased gross margin; the expected future interest rates and interest savings from the Securitization Program; funding of capital expenditures and operations; the Company's beliefs regarding a catastrophic service failure; and other similar expressions concerning matters that are not historical facts.

         Such statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results, performance and/or achievements of the Company to differ materially from any future results, performance or achievements, expressed or implied by the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements and any such statement is qualified by reference to the following cautionary statements. In connection with the safe harbor provisions of the Reform Act, the Company's management is hereby identifying important factors that could cause actual results to differ materially from management's expectations including, without limitation, the following: increased levels of competition in the telecommunications industry (including the competitive factors described in the Introduction-Industry Environment), including RBOC entry into the interLATA long-distance industry and the impact on pricing; the adoption and application of rules and regulations in implementing the Act; the ability to negotiate appropriate local service agreements with the appropriate LECs; and other risks described from time to time in the Company's periodic filings with the Securities and Exchange Commission. The Company is not required to publicly release any changes to these forward-looking statements for events occurring after the date hereof or reflect other unanticipated events.

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

    Both the Plaintiffs and the Company appealed the matter to the Court of Appeals in Ohio, which, in a two-to-one decision, overruled each of the Company's assignments of error and two of the Plaintiffs' claims, and sustained the Plaintiffs' request for approximately $0.1 million in pre-judgment interest in addition to the previous award. The Company appealed the matter to the Supreme Court of Ohio (the Court). On December 11, 1996, the Court reversed the Court of Appeals, finding that, as a matter of law, there was insufficient evidence to sustain the verdict for Plaintiffs. In December 1996, the Plaintiffs filed with the Court a Motion for Reconsideration, which was denied by the Court in January 1997. On April 15, 1997, the Plaintiffs filed a Petition for Writ of Certiorari (Petition) asking the United States Supreme Court to review the case. The Company will be opposing the Petition and, at this time, is unable to determine whether the United States Supreme Court will accept the case for review.

         Vanus James v. LCI International, Inc. et al. and American Communications Network, Inc. was commenced in late May 1995 in the Supreme Court, Kings County, New York. The plaintiff purported to bring a class action lawsuit against the Company, certain of its affiliates, and American Communications Network, Inc., one of the Company's sales agents. In March 1997, the court approved a settlement of this class action suit which became effective as of April 25, 1997. The Company expects the final resolution of this matter during 1997. The settlement will not have a material adverse impact on the Company's results of operations or financial condition.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: The exhibits filed as part of this report are set forth in the Index of Exhibits on page 30 of this report.

(b) Reports on Form 8-K: On January 22, 1997, the Company filed a report on Form 8-K to announce its Rights Agreement.

                                   SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                LCI INTERNATIONAL, INC.



          DATE: May 5, 1997                   BY:  /s/ Joseph A. Lawrence
                ------------                      ----------------------


                                              Chief Financial Officer,
                                              Senior Vice President Finance and
                                              Corporate Development


                                              (as duly authorized officer and
                                               principal financial officer)

                                 EXHIBIT INDEX

The following Exhibits are included in this Quarterly Report on Form 10-Q:



  Exhibit                                           Exhibit
  Number                                            Description
  ------         ---------------------------------------------------------------
3(i)(a)          Amended and Restated Certificate of Incorporation. (1)

3(ii)            Amended and Restated By-laws. (2)

4(h)             Rights Agreement, dated as of January 22, 1997, between LCI
                 International, Inc. and Fifth Third Bank, as Rights Agent. (3)

11               Statement Regarding Computation of Per Share Earnings

27               Financial Data Schedule





(1) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.

(2) Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 33-60558).

(3) Incorporated by reference from the Company's Current Report on Form 8-K, dated January 22, 1997.