Form 10-K405/A
period 1996-12-31
LCI INTERNATIONAL INC /VA/
filed 1997-06-06
CIK 899760

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                               AMENDMENT NO. 1

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

    (c)          See Item 14(a)(3) above.

    (d)          See Item 14(a)(2) above.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
2.1         - Agreement of purchase of sale of assets dated December 17, 1995 by and between LCI International Telecom Corp. and
              Teledial America, Inc. (d/b/a U.S. Signal Corporation) (16)
3(i)(a)     - Amended and Restated Certificate of Incorporation. (19)
3(i)(b)     - Certificate of Designation of 5% Cumulative Convertible Exchangeable Preferred Stock.(2)
3(ii)       - Amended and Restated By-laws.+
4(a)(i)     - Specimen Preferred Stock Certificate. (2)
4(a)(ii)    - Specimen Common Stock Certificate. (1)
4(b)        - Registration Rights Agreement, effective as of November 15, 1988, among LCI Communications Holdings Co., LCI
              Communications, Inc., Warburg, Pincus Capital Company, L.P., Primus Capital Fund and Primus Capital Fund II, L.P.(1)
4(c)        - Credit Agreement, dated as of December 30, 1993, by and among LCI International, Inc., First Union National Bank of
              North Carolina and Nationsbank of Texas, N.A.(5)
4(c)(i)     - First Amendment and Confirmation, dated as of March 3, 1994, by and among LCI International, Inc., LCI International
              Management Services, Inc., LCI International of New Hampshire, Inc., 1056974 Ontario Inc., First Union National Bank
              of North    Carolina and Nationsbank of Texas, N.A. (5)
4(c)(ii)    - Unconditional Guaranty Agreement, dated as of January 19, 1994, by and between LCI International Management Services,
              Inc. and First Union National Bank of North  Carolina. (5)
4(c)(iii)   - Unconditional Guaranty Agreement, dated as of January 19, 1994, by and between LCI International of New Hampshire,
              Inc. and First Union National Bank of North Carolina.(5)
4(c)(iv)    - Unconditional Guaranty Agreement, dated as of January 19, 1994, by and between 1056974 Ontario Inc. and First Union
              National Bank of North Carolina.(5)
4(c)(v)     - Pledge Agreement, dated as of December 30, 1993, by and between LCI International, Inc. and First Union National Bank
              of North Carolina.(5)
4(c)(vi)    - Pledge Agreement, dated as of January 19, 1994, by and between LCI International Management Services, Inc. and First
              Union National Bank of North Carolina.(5)
4(c)(vii)   - Pledge Agreement, dated as of January 19, 1994, by and between LCI International, Inc. and First Union National Bank
              of North Carolina.(5)
4(c)(viii)  - Second Amendment, dated April 7, 1994, to the Credit Agreement, dated December 30, 1993 by and among LCI
              International, Inc., First Union National Bank of North Carolina and Nationsbank of Texas, N.A.(6)
4(c)(ix)    - Third Amendment, dated September 28, 1994, to the Credit Agreement, dated December 30, 1993 by and among LCI
              International, Inc., First Union Bank of North Carolina and Nationsbank of Texas, N.A.(8)
4(c)(x)     - Unconditional Guaranty Agreement, dated as of September 1, 1994, by and between LCI Telecom South, Inc. and First
              Union National Bank of North Carolina.(8)
4(c)(xi)    - Unconditional Guaranty Agreement, dated as of September 1, 1994, by and between LCI International Telecom Corp., and
              First Union National Bank of North Carolina.(8)
4(c)(xii)   - Fourth Amendment, dated October 21, 1994, to the Credit Agreement, dated December 30, 1993 by and among LCI
              International, Inc., First Union Bank of North Carolina and Nationsbank of Texas, N.A.(11)
4(c)(xiii)  - Amended and Restated Credit Agreement, dated as of June 6, 1995, by and among LCI International, Inc., First Union
              National Bank of North Carolina, and Nationsbank of Texas, N.A.(13)


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



10(j)(xxxiv)- General Security Agreement, dated as of December 21, 1994, between STN Incorporated and LCI International, Inc.
              relating to the Promissory Note.(11)
10(j)(xxxv) - Form of Acknowledgment and Promise to Pay, by STN Incorporated, to be dated as of December 21, 1994, evidencing amount owed to LCI International Management Services, Inc. for certain services rendered prior to October 1, 1994.(11)
10(j)(xxxvi)- Form of General Security Agreement, dated as of December 21, 1994, relating to Acknowledgment and Promise to
              Pay.(11)
10(j)(xxxvii)-Indemnification Agreement, dated as of January 6, 1995, between STN Incorporated and LCI International, Inc.(11)
10(j)(xxxviii)General Security Agreement, dated as of January 6, 1995 between STN Incorporated and LCI International, Inc., relating to the Indemnification Agreement.(11)
10(j)(xxxix)- Agreement and Plan Of  Merger dated July 10, 1995 among LCI International Inc., LCI Telemanagement Corp., Corporate
              Telemanagement Group, Inc. and the Warrant Holders listed on the signature pages thereto.(15)
10(k)(i)    - Letter Agreement, dated February 9, 1993, between H. Brian Thompson and Warburg, Pincus Capital Company, L.P.(1)*
10(k)(ii)   - Letter Agreement, dated February 9, 1993, between Thomas J. Wynne and Warburg, Pincus Capital Company, L.P.(1)*
10(k)(iii)  - Letter Agreement, dated February 9, 1993, between Marshall W. Hanno and Warburg, Pincus Capital Company, L.P.(1)*
10(l)(v)    - Employment Agreement, dated as of October 18, 1993, between LCI International Management Services, Inc. and Joseph A.
              Lawrence.(11)*
10(l)(vi)   - Form of LCI International, Inc. 1994 Executive Perquisite Program. (5) *
10(l)(vii)  - LCI International, Inc. 1992 Stock Option Plan.(1)*
10(l)(viii) - LiTel Communications, Inc. 1993 Stock Option Plan.(1)*
10(l)(ix)   - LCI International, Inc. 1994/1995 Stock Option Plan.(5)*
10(l)(x)    - LiTel Communications, Inc. Stock Purchase Plan.(1)*
10(l)(xi)   - LCI International, Inc. and Subsidiaries Nonqualified Stock Option Plan for Directors.(2)*
10(l)(xii)  - LCI International, Inc. 1995/1996 Stock Option.(9)*
10(l)(xiii) - LCI International, Inc. Amended and Restated Employee Stock Purchase Plan.(9)*
10(l)(xiv)  - Employment Agreement, dated as of March 20, 1994, between LCI International, Inc. and H. Brian Thompson.(11) *
10(l)(xv)   - Employment Agreement, dated as of March 20, 1994, between LCI International, Inc. and Thomas J. Wynne.(11)*
10(l)(xvi)  - Form of Employment Agreement, dated as of March 20, 1994, between LCI International, Inc. and Marshall W. Hanno.(11) *
10(l)(xvii) - LCI International Management Services, Inc. Supplemental Executive Retirement Plan.(12)*
10(l)(xviii)- Employment Agreement, dated as of  October 1, 1995 between LCI International Management Services, Inc., and Larry
              Bouman.(18) *
10(l)(xix)  - Employement Agreement, dated as of  September 18, 1995 between LCI Telemanagement Corp. and Charles S. Houser.(18) *
10(l)(xx)   - Employement Agreement, dated as of  March 19, 1996 between LCI Management Services, Inc. and Roy Gamse.(19) *
10(l)(xxi)  - 1997/1998 LCI International, Inc. Stock Option Plan.+
10(l)(xxii) - LCI International, Inc. and Subsidiaries Executive Incentive Compensation Plan*+
10(m)       - Lease Agreement dated as of July 1, 1994 by and between LCI International Management Services, Inc. and Bank Building
              Limited Partnership.(6)
10(n)       - Lease Agreement dated April 14, 1994 by and between LCI International Management Services, Inc.
              and RFG Co., LTD.(6)


10(o)       - Forth Amendment to Lease and Consent to Assignment dated as of June 28, 1994 by and between LCI International Telecom
              Corp. and One Wilshire Arcade Imperial, LTD.(8)
10(p)       - Network Services Agreement dated December 22, 1994 between MCI Telecommunications Corporation and LCI International
              Telecom Corp.(11),(22)
10(q)(i)    - Contractor Agreement dated January 18, 1993 by and between LCI International Telecom Corp. and American Communications
              Network, Inc. (14),(22)
10(q)(ii)   - Addendum to Contractor Agreement by and between American Communications Network, Inc. and LCI International Telecom
              Corp. dated January 18, 1993.(14)
10(q)(iii)  - Amendment No.1 to Contractor Agreement by and between LCI International Telecom Corp. and American Communications
              Network, Inc. dated _______, 1994. (14),(22)
10(q)(iiii) - Contractor Agreement dated May 1, 1996 between LCI International Telecom Corp. and American Communications Network,
              Inc. (21), (22)
10(r)(i)    - Transfer and Administrative Agreement among Enterprise Funding Corporation, LCI SPC I, Inc., LCI International Telecom
              Corp., NationsBank, N.A. and certain other parties thereto,  dated August 29, 1996. (20)
10(r)(ii)   - Receivables Purchase Agreement dated August 29, 1996, among LCI International Telecom Corp. LCI SPC I, Inc. (20)
10(r)(iii)  - Subordinated Intercompany Revolving Note, date August 29, 1996, issued to LCI International Telecom Corp. by LCI SPC
              I, Inc. (20)
10(r)(iv)   - Support Agreement, dated August 29, 1996, by LCI International, Inc. in favor of LCI SPC I, Inc. (28)
10(s)(i)    - Participation Agreement dated as of November, 1996 among LCI International, Inc., as the Construction Agent and as the
              Lessee, First Security Bank, National Association, as the Owner Trustee under the Stuart Park Trust, the various banks and lending institutions which are parties thereto from time to time as the Holders, the various banks and lending institutions which are parties thereto from time to time, as the Lenders and NationsBank of Texas, N.A., as the Agent
              for the Lenders.+
10(s)(ii)   - Unconditional Guaranty Agreement dated as of November 15, 1996 made by LCI International, Inc., as Guarantor in favor of NationsBank of Texas, N.A., as Agent for the ratable benefit of the Tranche A Lenders.+
10(s)(iii)  - Agency Agreement between LCI Internationl, Inc., as the Construction Agent and First Security Bank, National
              Association, as the Owner Trustee under the Stuart Park Trust as the Lessor dated as of November 15, 1996.+
10(s)(iv)   - Deed of Lease Agreement dated as of November 15, 1996 between First National Bank, National Association as the Owner
              Trsutee under the Stuart Park Trust, as Lessor and LCI International, Inc. as Lessee.+

11          - Statement re computation of per share earnings+
13          - LCI International, Inc. 1996 Annual Report to Shareowners++
21          - Subsidiaries of LCI International, Inc.+
23          - Consent of Arthur Andersen LLP++
27          - Financial Data Schedule+


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


(7)    Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.
(8)    Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
(9)    Incorporated by reference to the Company's Proxy Statement for the 1995 Annual Meeting of Shareowners.
(10)   Incorporated by reference to the Company's Form 8-K dated July 11, 1994.
(11)   Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
(12)   Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.
(13)   Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.
(14)   Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.
(15)   Incorporated by reference to the Company's Form 8-K dated July 10, 1995.
(16)   Incorporated by reference to the Company's Form 8-K dated December 17, 1995.
(17)   Incorporated by reference to the Company's Registration Statement No. 33-96186.
(18)   Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
(19)   Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
(20)   Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(21)   Incorporated by reference to the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1996.
(22)   Confidential treatment has been requested for portions of this exhibit.
 *     Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.
 +     Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
++     Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LCI International, Inc.

                                        By: /s/ JOSEPH A. LAWRENCE
                                           ----------------------------------
                                        Joseph A. Lawrence
                                        Chief Financial Officer
                                        Senior Vice President-Finance
                                        and Development
                                        Date:  June 6, 1997