Form 10-Q/A
period 1997-03-31
LCI INTERNATIONAL INC /VA/
filed 1997-06-17
CIK 899760

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                 Amendment No. 1

(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended March 31, 1997
                                       or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ___________to ________

                         Commission file number 0-21602


                             LCI INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      Delaware                                       13-3498232
-------------------------------          ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

8180 Greensboro Drive,  Suite 800
McLean, Virginia                                       22102
----------------                                       -----
(Address of principal executive offices)             (Zip Code)

                                (703) 442-0220
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes X     No ____


As of April 30, 1997, there were 78,022,225 shares of LCI International, Inc. Common Stock (par value $.01 per share) outstanding.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits: The exhibits filed as part of this report are set forth in the Index of Exhibits on page 4 of this report.

(b) Reports on Form 8-K: On January 22, 1997, the Company filed a report on Form 8-K to announce its Rights Agreement.

                                    SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     LCI INTERNATIONAL, INC.

DATE: June 17, 1997                  By:  /s/ Lee M. Weiner
      --------------                      -----------------
                                           Lee M. Weiner
                                           Vice President and General Counsel

                                  EXHIBIT INDEX

The following Exhibits are included in this Quarterly Report on Form 10-Q:



   Exhibit                          Exhibit
   Number                           Description


3(i)(a)       Amended and Restated Certificate of Incorporation. 1

3(i)(c) Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock.

3(ii)         Amended and Restated By-laws. 2

4(h) Rights Agreement, dated as of January 22, 1997 between LCI International, Inc. and Fifth Third Bank, as Rights Agent 3

11            Statement Regarding Computation of Per Share Earnings 4

27            Financial Data Schedule 4






----------
1 Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.

2 Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

3 Incorporated by reference from the Company's Current Report on Form 8-K, dated January 22, 1997.

4 Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997.