Form 10-Q
period 1997-06-30
LCI INTERNATIONAL INC /VA/
filed 1997-08-14
CIK 899760

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (Mark One)
     [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended June 30, 1997
                                               -------------

                                       or

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from           to
                                               ----------   ----------

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

As of July 31, 1997, there were 78,432,516 shares of LCI International, Inc. Common Stock (par value $.01 per share) outstanding.

                             LCI INTERNATIONAL, INC.

                                      INDEX

                                                                                                              PAGE NO.
                                                                                                              --------
PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements
          Unaudited Condensed Consolidated Statements of Operations--
                            For the Three Months and Six Months Ended June 30, 1997 and 1996                        3

          Condensed Consolidated Balance Sheets--
                            As of June 30, 1997 (unaudited) and December 31, 1996                                 4 - 5

          Unaudited Condensed Consolidated Statement of Shareowners' Equity--
                            For the Six Months Ended June 30, 1997                                                  6

          Unaudited Condensed Consolidated Statements of Cash Flows--
                            For the Six Months Ended June 30, 1997 and 1996                                         7

          Notes to Interim Unaudited Condensed Consolidated Financial Statements                                  8 - 14

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                           of Operations                                                                         15 - 26

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                                    27
     Item 4.  Submission of Matters to a Vote of Security Holders                                                  28
     Item 6.  Exhibits and Reports on Form 8-K                                                                     28

SIGNATURE                                                                                                          29

EXHIBIT INDEX                                                                                                      30

EXHIBITS

ITEM 1.  FINANCIAL STATEMENTS

                             LCI INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
               (in millions, except for earnings per common share)




                                                           For the Three Months                   For the Six Months
                                                              Ended June 30,                        Ended June 30,
                                                    ------------------------------------    --------------------------------
                                                          1997                1996               1997             1996
                                                    ----------------     ---------------     -------------    --------------

REVENUES                                                $  338.4            $  269.4            $  653.0          $  520.0

Cost of services                                           199.5               157.6               383.0             306.3
                                                    ----------------     ---------------     -------------    --------------

GROSS MARGIN                                               138.9               111.8               270.0             213.7

Selling, general and administrative expenses                76.3                61.5               147.8             118.2

Depreciation and amortization                               20.0                15.6                38.7              29.7
                                                    ----------------     ---------------     -------------    --------------

OPERATING INCOME                                            42.6                34.7                83.5              65.8

Interest and other expense, net                              7.0                 7.5                13.7              15.1
                                                    ----------------     ---------------     -------------    --------------

INCOME BEFORE INCOME TAXES                                  35.6                27.2                69.8              50.7

Income tax expense                                          14.2                 9.5                27.9              17.7
                                                    ----------------     ---------------     -------------    --------------

NET INCOME                                                  21.4                17.7                41.9              33.0

Preferred dividends                                           --                  .9                  --               2.3
                                                    ----------------     ---------------     -------------    --------------

INCOME ON COMMON STOCK                                   $  21.4            $   16.8             $  41.9          $   30.7
                                                    ================     ===============     =============    ==============

PER SHARE DATA
--------------

Earnings Per Common Share                                $  0.25            $   0.20             $  0.49          $   0.38
                                                    ================     ===============     =============    ==============

Weighted Average Number of Common Shares                    85.8                87.6                85.6              87.5
                                                    ================     ===============     =============    ==============



        The accompanying notes are an integral part of these statements.

                             LCI INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in millions)



                       ASSETS                              June 30,               December 31,
                       ------                                1997                     1996
                                                     ---------------------    ---------------------
                                                         (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                              $     30.2                 $     --
   Trade accounts receivable, net                              142.8                     85.2
   Current deferred tax assets, net                             37.2                     48.9
   Prepaids and other                                           20.3                     16.4
                                                     ---------------------    ---------------------
              Total current assets                             230.5                    150.5
                                                     ---------------------    ---------------------

PROPERTY AND EQUIPMENT:
   Fiber optic network                                         408.9                    392.5
   Technology platforms, equipment and building                185.5                    123.2
     leases
   Less - Accumulated depreciation and amortization           (172.7)                  (171.8)
                                                     ---------------------    ---------------------
                                                               421.7                    343.9

   Property and equipment under construction                    83.3                     58.9
                                                     ---------------------    ---------------------
              Total property and equipment, net                505.0                    402.8
                                                     ---------------------    ---------------------

OTHER ASSETS:
   Excess of cost over net assets acquired, net                346.6                    350.5
   Other, net                                                   52.4                     46.2
                                                     ---------------------    ---------------------
              Total other assets                               399.0                    396.7
                                                     ---------------------    ---------------------

              Total Assets                                $  1,134.5                $   950.0
                                                     =====================    =====================


(Continued on next page)

                             LCI INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Continued)
                                  (in millions)


       LIABILITIES AND SHAREOWNERS' EQUITY                 June 30,              December 31,
       -----------------------------------                   1997                    1996
                                                    ----------------------   ---------------------
                                                         (Unaudited)
CURRENT LIABILITIES:
   Accounts payable                                       $   20.0                $     37.1
   Facility costs accrued and payable                        115.5                     123.0
   Accrued expenses and other                                 57.5                      53.3
                                                    ----------------------   ---------------------
              Total current liabilities                      193.0                     213.4
                                                    ----------------------   ---------------------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
                                                             378.9                     235.8
                                                    ----------------------   ---------------------

OTHER LIABILITIES AND DEFERRED CREDITS                        79.4                      70.0
                                                    ----------------------   ---------------------

COMMITMENTS AND CONTINGENCIES

SHAREOWNERS' EQUITY:
    Preferred Stock - Authorized 15.0 shares, no
     shares issued and outstanding                           --                      --
   Common stock - Authorized 300.0 shares,
     issued and outstanding 78.4 shares as of
     June 30, 1997 and 77.5 shares as of                       0.8                       0.8
     December 31, 1996
   Paid-in capital                                           437.7                     427.2
   Retained earnings                                          44.7                       2.8
                                                    ----------------------   ---------------------
              Total shareowners' equity                      483.2                     430.8
                                                    ----------------------   ---------------------
              Total Liabilities and Shareowners'
                Equity                                  $  1,134.5               $     950.0
                                                    ======================   =====================



        The accompanying notes are an integral part of these statements.

                             LCI INTERNATIONAL, INC.
             CONDENSED CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                   (Unaudited)
                                  (in millions)


                                                                Common Stock
                                                       -------------------------------
                                                            Issued
                                                              and           $.01 Par         Paid-         Retained
                                                          Outstanding        Value        In Capital       Earnings         Total
                                                       -----------------  ------------  ---------------  --------------  -----------

     BALANCE AT DECEMBER 31, 1996                              77.5         $   0.8      $   427.2          $   2.8        $   430.8

     Employee stock purchases and
          exercise of options/warrants,
          including related tax benefits                        0.9              --           10.5               --             10.5

     Net Income                                                  --              --             --             41.9             41.9
                                                       -----------------  ------------  ---------------  --------------  -----------

     BALANCE AT JUNE 30, 1997                                  78.4       $     0.8      $   437.7         $   44.7       $    483.2
                                                       =================  ============  ===============  ==============  ===========



         The accompanying notes are an integral part of this statement.

                             LCI INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (in millions)

                                                                                    For the Six Months
                                                                                      Ended June 30,
                                                                              1997                    1996
                                                                         ----------------       ------------------


OPERATING ACTIVITIES:
         Net cash provided by operating activities                         $      35.9              $     68.0
                                                                         ----------------       ------------------

INVESTING ACTIVITIES:
   Capital expenditures                                                         (116.4)                  (64.0)
   Payments for acquisitions and other                                            (7.8)                 (118.1)
                                                                         ----------------       ------------------
         Net cash used in investing activities                                  (124.2)                 (182.1)
                                                                         ----------------       ------------------

FINANCING ACTIVITIES:
   Net debt (payments) borrowings                                               (234.0)                  115.1
   Senior Notes issuance proceeds                                                350.0                      --
   Financing fee payments                                                         (8.0)                   (2.5)
   Preferred dividend payments                                                     --                     (2.3)
   Proceeds from employee stock plans and warrants                                10.5                     3.8
                                                                         ----------------       ------------------

         Net cash provided by financing activities                               118.5                   114.1
                                                                         ----------------       ------------------

         Net increase in cash and cash equivalents                                30.2                     --
                                                                         ----------------       ------------------

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD
                                                                                    --                     --
                                                                         ----------------       ------------------

CASH AND CASH EQUIVALENTS AT THE
   END OF THE PERIOD                                                     $        30.2              $      --
                                                                         ================       ==================



        The accompanying notes are an integral part of these statements.

                             LCI INTERNATIONAL, INC.
                     NOTES TO INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (Unaudited)


(1)  GENERAL

          The results of operations for the interim periods shown are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make a fair statement of the results for the three and six months ended June 30, 1997 and 1996. All such adjustments are of a normal recurring nature.


(2)  BUSINESS ORGANIZATION AND PURPOSE

          The financial statements presented herein are for LCI International, Inc., a Delaware corporation, and its subsidiaries (collectively LCI or the Company). Included are the condensed consolidated statements of operations for the three and six months ended June 30, 1997 and 1996, the condensed consolidated balance sheets as of June 30, 1997 and December 31, 1996, the condensed consolidated statement of shareowners' equity for the six months ended June 30, 1997, and the condensed consolidated statements of cash flows for the six months ended June 30, 1997 and 1996.

          LCI is a facilities-based telecommunications company that provides voice and data transmission services to residential and business customers, as well as other telecommunications carriers, throughout the United States and international locations. The Company serves its customers through owned and leased digital fiber-optic facilities (the Network).


(3)  ACCOUNTING POLICIES

          Note 2 of the Notes to Consolidated Financial Statements in LCI's 1996 Annual Report to Shareowners summarize the Company's significant accounting policies.

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

          EARNINGS PER COMMON SHARE. For the three and six months ended June 30, 1997 and 1996, earnings per common share is calculated as net income before preferred dividends divided by the weighted average number of common shares, as defined above. Primary earnings per common share were not materially different from fully diluted earnings per share, for the three and six months ended June 30, 1997 and 1996.


(4)  ACCOUNTS RECEIVABLE SECURITIZATION

          Under the Company's agreement to sell trade accounts receivable (Securitization Program), LCI SPC I, Inc. (SPC), a bankruptcy-remote subsidiary of the Company, sells accounts receivable. Receivables sold are not included in the accompanying condensed consolidated balance sheets as of June 30, 1997 and December 31, 1996. SPC had approximately $122.0 million of accounts receivable available for sale and had sold, but not yet collected, a total of $73.1 million as of June 30, 1997. The Company retains substantially the same risk of credit loss as if the receivables had not been sold, and has established reserves for such estimated credit losses.

          Under the Securitization Program, the Company acts as agent for the purchaser of the receivables by performing recordkeeping and collection functions on the participation interest sold. The agreement also contains certain covenants regarding the quality of the accounts receivable portfolio, as well as financial covenants which are substantially identical to those contained in the Company's Revolving Credit Facility (See Note 5). Except in certain limited circumstances, SPC is subject to certain contractual prohibitions concerning the payment of dividends and the making of loans and advances to LCI.


(5)  LONG-TERM DEBT

          On June 23, 1997, the Company issued $350 million of 7.25% Senior Notes (Notes), which mature on June 15, 2007. The net proceeds from the issuance of the Notes were used to repay outstanding indebtedness and for working capital and general corporate purposes.

          The Company also has a $700 million Revolving Credit Facility (Credit Facility) from a syndicate of banks. The amount that can be borrowed under the Credit Facility is subject to reduction based on the outstanding balance beginning on June 30, 1998 until maturity on June 30, 2001. This Credit Facility bears interest at a rate consisting of two components: The base rate component is dependent upon a market indicator; the second component varies from 0.625% to 1.5% based on the relationship of the level of borrowings to operating cash flow (leverage ratio). As of June 30, 1997, the Company had no outstanding balance under the Credit Facility. The Credit Facility contains various financial covenants, the most restrictive being the leverage ratio requirement. As of June 30, 1997, the Company was in compliance with all Credit Facility covenants.

          The Company has an interest rate cap agreement to manage interest rate risk on the Credit Facility. The agreement limits the base interest rate exposure to 7.5% on $130 million notional principal balance of the Credit Facility. In the event of non-performance by the syndicate banks, the Company would be obligated to make the contractual payments under the Credit Facility, and would have exposure to the extent of any increase in the base rate component above 7.5%. The Company believes the probability of such an event is remote.

(6)  COMMITMENTS AND CONTINGENCIES

          VENDOR AGREEMENTS. The Company has agreements with certain telecommunications interexchange carriers and third party vendors that require the Company to maintain minimum monthly and/or annual billings based on usage. The Company has a five-year contract with a particular third party carrier that began in August 1995. This contract has minimum annual usage requirements and an increasing cumulative minimum usage requirement, which if not met, subject the Company to an underutilization charge. Through June 30, 1997, the Company has exceeded the cumulative minimum annual usage of $103 million established for the second year. The Company's minimum monthly billing commitments under all other vendor and carrier agreements are approximately $5 million through the end of 1997. The Company has historically met all minimum billing requirements and believes the minimum usage commitments will continue to be met.

     CAPITAL REQUIREMENTS. During 1997, the Company expects its nonbinding commitment for capital expenditures, which is dependent on the Company's geographic and revenue growth, to increase from the level expended in 1996. The Company's capital requirements are primarily for switching and transmission facilities and technology platforms arising from the Company's strategic expansion plans.

          In addition to its ongoing capital requirements, the Company has entered into agreements to extend its fiber-optic network. These commitments will extend the Network throughout the United States, and are expected to require incremental capital expenditures of approximately $155 million. The timing of payments will depend on the delivery and acceptance of the facilities, which is expected to occur in the second half of 1997 and the first half of 1998.

          LEGAL MATTERS. Thomas J. Byrnes and Richard C. Otto v. LCI Communications Holdings Co. et al. was filed by two former members of the Company's management on June 28, 1991 in Common Pleas Court, Franklin County, Ohio. During 1993, a jury returned a verdict in favor of the Plaintiffs. The Company ultimately appealed the matter to the Supreme Court of Ohio, which found that, as a matter of law, there was insufficient evidence to sustain the verdict for the Plaintiffs. On June 23, 1997, the United States Supreme Court (the Court) denied the Plaintiffs' Petition for Writ of Certiorari asking the Court to review the case. The matter has been dismissed with no further impact on the Company's results of operations or financial condition.

          The Company also has been named as a defendant in various other litigation matters. Management intends to vigorously defend these outstanding claims. The Company believes it has adequate accrued loss contingencies and, that although the ultimate outcome of these claims cannot be ascertained at this time, current pending or threatened litigation matters will not have a material adverse impact on the Company's results of operations or financial position.

(7) SHAREOWNERS' EQUITY

          RIGHTS AGREEMENT AND PREFERRED STOCK. In January 1997, the Company adopted a rights agreement (Rights Agreement), designed to ensure that its shareowners receive fair and equal treatment in the event of any proposed takeover of the Company. One preferred share purchase right (Right) has been attached to each share of the Company's Common Stock, and until distributed, may be transferred only with the Common Stock. The Rights will be distributed and become exercisable only in the event that any person or entity, together with its affiliates or associates, acquires more than a certain percentage of Common Stock of the Company. As of June 30, 1997, no such preferred stock was issued or outstanding.

          COMMON STOCK. The Company has stock option plans under which options to purchase shares of Common Stock may be granted to directors and key employees. During the six months ended June 30, 1997, the Company granted options to purchase 2.2 million shares of Common Stock. The option price for all options granted was the fair market value of the shares on the date of grant. The Company issued 0.7 million shares of Common Stock during the six months ended June 30, 1997 pursuant to options exercised under all stock option plans.

          The Company also has an Employee Stock Purchase Plan and a defined contribution plan for its employees, which allow participants to invest in Common Stock of the Company. The Company issued a total of 0.2 million shares of Common Stock under these plans for the six months ended June 30, 1997.


(8) INCOME TAXES

          The provision for income taxes for the three and six months ended June 30, 1997 and 1996, consists of:

                                                          Three Months                      Six Months
                                                         Ended June 30,                   Ended June 30,
                                                   ----------------------------     -----------------------------
(in millions)                                          1997            1996            1997            1996
                                                   -------------    ------------    -----------    --------------

Current tax expense:
  Federal                                             $  0.3            $  0.5          $  1.0         $   0.9
  State                                                  0.1               0.2             0.4             0.4
                                                   -------------    ------------    -----------    --------------
      Total current tax expense                          0.4               0.7             1.4             1.3
                                                   -------------    ------------    -----------    --------------
Deferred tax expense:
  Increase in deferred tax liabilities                  14.5               1.2            15.7             1.4
 (Increase) decrease in deferred
       tax assets                                       (0.7)              9.0            10.8            17.6
  Decrease in valuation allowance, net                    --              (1.4)             --            (2.6)
                                                   -------------    ------------    -----------    --------------
     Total deferred tax expense                         13.8               8.8            26.5            16.4
                                                   -------------    ------------    -----------    --------------

     Total income tax expense                        $  14.2              $9.5         $  27.9           $17.7
                                                   =============    ============    ===========    ==============

         The effective income tax rate reconciliation for the three and six months ended June 30, 1997 and 1996, is as follows:

                                                               Three Months                     Six Months
                                                              Ended June 30,                  Ended June 30,
                                                        ----------------------------    ----------------------------
                                                           1997            1996            1997            1996
                                                        ------------    ------------    ------------    ------------
      Expected tax at Federal
          statutory income tax rate:                        35.0%           35.0%           35.0%            35.0%
      Effect of:
          State income tax expense                           4.0             5.0             4.0              5.0
          Non-deductible expenses                            1.2             1.5             1.3              1.5
          Decrease in valuation allowance, net                --            (5.0)             --             (5.1)
          Other, net                                        (0.2)           (1.5)           (0.3)            (1.4)
                                                        ------------    ------------    ------------    ------------

      Effective income tax rate                             40.0%           35.0%           40.0%            35.0%
                                                        ============    ============    ============    ============

          The effective tax rate of 40% and 35% for the six months ended June 30, 1997 and 1996, respectively, represents the Company's estimated effective tax rate for the period. This effective tax rate is evaluated quarterly based on the Company's estimate of future taxable income.

          The Company has generated net operating losses (NOLs) that may be used to offset future taxable income. Each NOL has a 15-year carryforward period. The Company's ability to fully use its NOL carryforwards is dependent upon future taxable income. As of June 30, 1997, the Company had NOL carryforwards for income tax purposes of $66.7 million, subject to various expiration dates from 2000 to 2010. The Company believes the utilization of its NOLs is likely.

          The Company's deferred income tax balances include $37.2 million in current deferred tax assets, net and $64.4 million in other noncurrent liabilities as of June 30, 1997. As of December 31, 1996, deferred income tax balances included $48.9 million in current deferred tax assets, net and $53.4 million in other noncurrent liabilities.

(9) EARNINGS PER SHARE

         In February 1997, Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share" was issued, which changes the method used to calculate earnings per share. Implementation of SFAS 128 is required for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier adoption is not permitted. Pro forma information in accordance with SFAS 128 is:

                                                                FOR THE THREE MONTHS ENDED JUNE 30, 1997
                                                          ------------------------------------------------------
                                                                                                   Per Share
(in millions, except per share amounts)                       Income             Shares             Amount
                                                          ---------------    ---------------    ----------------
Net income                                                      $ 21.4
Less: preferred stock dividends                                     --
                                                          ---------------

Basic Earnings per Share:
  Income available to common shareowners                          21.4               78.2             $  0.27
                                                                                                ================

Effect of Dilutive Securities:
  Stock options                                                     --                2.8
  Warrants                                                          --                4.4
                                                          ---------------    ---------------
Diluted Earnings per Share:
  Income available to common shareowners
        plus assumed conversions                                $ 21.4               85.4             $  0.25
                                                          ===============    ===============    ================


                                                                 FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                                          ------------------------------------------------------
                                                                                                   Per Share
                                                              Income             Shares             Amount
                                                          ---------------    ---------------    ----------------
Net income                                                     $  41.9
Less:  preferred stock dividends                                    --
                                                          ---------------

Basic Earnings per Share:
  Income available to common shareowners                          41.9               77.9             $  0.54
                                                                                                ================

Effect of Dilutive Securities:
  Stock options                                                     --                2.9
  Warrants                                                          --                4.4
                                                          ---------------    ---------------
Diluted Earnings per Share:
  Income available to common shareowners
        plus assumed conversions                               $  41.9               85.2             $  0.49
                                                          ===============    ===============    ================

         Options to purchase 2.2 million and 2.3 million shares of Common Stock were outstanding but were not included in the computation of diluted earnings per share during the three months or the six months ended June 30, 1997, respectively. The options were excluded because the exercise price of such options was greater than the average market price of the Common Stock for the period.

                                                                FOR THE THREE MONTHS ENDED JUNE 30, 1996
                                                          ------------------------------------------------------
                                                                                                   Per Share
(in millions, except per share amounts)                       Income             Shares             Amount
                                                          ---------------    ---------------    ----------------
Net income                                                       $17.7
Less: preferred stock dividends                                   (0.9)
                                                          ---------------

Basic Earnings per Share:
  Income available to common shareowners                          16.8               70.0             $  0.24
                                                                                                ================

Effect of Dilutive Securities:
  Stock options                                                     --                5.7
  Warrants                                                          --                4.7
  Convertible Preferred Stock                                      0.9                6.8
                                                          ---------------    ---------------
Diluted Earnings per Share:
  Income available to common shareowners
        plus assumed conversions                               $  17.7               87.2             $  0.20
                                                          ===============    ===============    ================


                                                                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                                          ------------------------------------------------------
                                                                                                   Per Share
                                                              Income             Shares             Amount
                                                          ---------------    ---------------    ----------------
Net income                                                   $    33.0
Less:  preferred stock dividends                                  (2.3)
                                                          ---------------

Basic Earnings per Share:
  Income available to common shareowners                          30.7               67.5               $0.45
                                                                                                ================

Effect of Dilutive Securities:
  Stock options                                                     --                5.3
  Warrants                                                          --                4.7
  Convertible preferred stock                                      2.3                9.2
                                                          ---------------    ---------------
Diluted Earnings per Share:
  Income available to common shareowners
        plus assumed conversions                             $    33.0               86.7               $0.38
                                                          ===============    ===============    ================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        LCI International, Inc., together with its subsidiaries (LCI or the Company), is a facilities-based telecommunications carrier that provides a broad range of domestic and international telecommunications services, including long-distance, data and local services. The Company targets all markets - retail and wholesale business, residential and local - and sells through a variety of channels, including an internal sales force and external channels. The Company serves its customers primarily through owned and leased digital fiber-optic facilities, including switches strategically located throughout the United States. Collectively, these facilities constitute the Company's network (the Network).

INDUSTRY ENVIRONMENT

     Historically, the Company has operated in the $80 billion long-distance telecommunications industry. Recent legislative and regulatory activity is designed to create one telecommunications industry to encompass both long-distance and local telecommunications services. The Company intends to provide combined local and long-distance services to compete in what is estimated to be a $150 billion combined market. The current industry environment subjects the Company to varying degrees of legislative and regulatory oversight on both the national and state levels. The following developments in the legislative and regulatory environment can impact the nature and degree of competition in the telecommunications industry.

LEGISLATIVE MATTERS

Telecommunications Act of 1996. In February 1996, the Telecommunications Act of 1996 (the Act) was enacted to increase competition in the long-distance and local telecommunications industries. The legislation opens competition in the local services market and, at the same time, contains provisions intended to protect consumers and business from unfair competition by incumbent local exchange carriers (LECs), including the regional Bell operating companies (RBOCs). The Act allows RBOCs to provide long-distance service outside of their local service territories but bars them from immediately offering in-region long-distance services between local access transport areas (interLATA) until certain conditions are met. An RBOC must apply to the Federal Communications Commission (FCC) to provide in-region interLATA long-distance services and must satisfy a set of pro-competitive criteria intended to ensure that RBOCs open their own local markets to competition before the FCC will approve such application. Further, while the FCC has final authority on whether an RBOC application is granted, the FCC must consult with the Department of Justice
(DOJ) to determine if, among other things, the entry of the RBOC would be in the public interest, and with the relevant state to determine the pro-competitive criteria have been met.

     On July 2, 1997, SBC Communications Inc. (SBC) and its local exchange carrier subsidiaries filed a lawsuit in the United States District Court for the Northern District of Texas challenging on constitutional grounds the restrictions contained in the Act applicable to RBOCs only. The plaintiffs in the case seek both a declaratory judgment and an injunction against the enforcement of the challenged provisions. If SBC's challenge were to succeed, it could result in all RBOCs entering the in-region interLATA long-distance market throughout the country.

     The Act provides a framework for the Company and other long-distance carriers to compete with LECs by reselling local telephone service, interconnecting with LEC network facilities at various points in the network (i.e., unbundled network elements) or building new local-service facilities. The Company has signed local-service agreements with Ameritech, Bell South, Pacific Telesis and NYNEX, in several states, and is currently in formal negotiations with several other LECs. LCI intends to vigorously compete in the local service market. Initially, the Company will provide local service to customers on a bundled resale basis. However, the Company is currently testing the provisioning of local service through the recombination of unbundled network elements with Ameritech and NYNEX. The Company could also decide in the future to build local service facilities or use a competitive access provider to provide local service. The Company's decision on the timing and method of providing local service is dependent on the economic viability of its options and the outcome of several regulatory proceedings, which may differ state-by-state.

REGULATORY MATTERS

     In order to implement the Act, the FCC was required to undertake a variety of regulatory actions, which impact competition in the telecommunications industry. Certain of these regulatory actions are described below.

     Interconnection Order. In August 1996, the FCC adopted the Interconnection Order (the Order) which established a minimum national framework relating to the manner in which new entrants seeking entry into local services markets would be able to interconnect with the LECs. The Order covered several important interconnection issues including, unbundled local network elements purchases, resale discounts and arbitration procedures between LECs and interexchange carriers. Under the Order, state regulatory commissions would have an important role implementing and applying local interconnection policies, rules and procedures.

     Several states, companies, associations and other entities appealed the Order. On July 18, 1997, the United Stated Court of Appeals for the Eight Circuit (the Court) overturned many of the rules established in the FCC's Interconnection Order governing, among other things, the pricing of interconnection, resale, and unbundled network elements. In addition, the Court overturned the "pick and choose" rule, which would have allowed new entrants to receive the benefit of the most favorable provisions contained in a LEC's interconnection agreements with other carriers. The Court decision substantially limits the FCC's jurisdiction and expands the state regulators' jurisdiction to set and enforce rules governing the development of local competition. As a result, it is more likely that the rules governing local competition will vary substantially from state to state. If a patchwork of state regulations were to develop, it could make competitive entry in some markets more difficult and expensive than in others and could increase the costs of regulatory compliance associated with local entry.

     The FCC has announced its intent to appeal the Court's ruling to the United States Supreme Court and other parties are also expected to appeal the Court's decision. Because of the uncertainty regarding the outcome of any forthcoming appeals and how various state commissions will seek to facilitate local competition, the Company is unable to predict what impact the Court's decision will have on LCI's ability to offer competitive local service.

     Bell Operating Company (BOC) Applications to Provide In-Region interLATA Long-Distance. On January 2, 1997, Ameritech Michigan became the first BOC to apply for authority to provide in-region interLATA service. Ameritech Michigan withdrew its application on February 11, 1997, after the FCC struck from the record the interconnection agreement between Ameritech and AT&T which formed the basis for the application. On May 21, 1997, Ameritech Michigan refiled its application for in-region interLATA authority in Michigan. That application is currently pending.

     On April 11, 1997, SBC applied to the FCC for authority to provide in-region interLATA service in Oklahoma. On June 26, 1997, the FCC released an order rejecting SBC's application on the grounds that SBC had not demonstrated either that SBC had entered into an approved interconnection agreement with a facilities-based competitive local exchange carrier (CLEC), nor had a CLEC requested interconnection as of the statutory deadline. On July 3, 1997, SBC filed an appeal of the June 26, 1997 order with United States Court of Appeals for the District of Columbia. That appeal is currently pending. The Company expects the other RBOCs to apply for in-region interLATA long distance authority.

     Access Charge Reform. In December 1996, the FCC proposed changes to access charges levied by LECs on long-distance service carriers. Access charges currently represent approximately one-half of the revenues for the long-distance telecommunications industry. The FCC's intention is to require the charges for access services to be consistent with actual economic cost.

     On May 16, 1997, the FCC released its Access Charge Reform Order, which revised rules governing interstate switched access charge rate structures. The new rules are intended to eliminate implicit subsidies and to establish rate structures that better reflect the manner in which costs are incurred. The new rules substantially increase the costs that price cap LECs recover through monthly, non-traffic sensitive access charges and substantially decrease the costs that price cap LECs recover through traffic sensitive access charges. The manner in which the FCC implements its approach to lowering access charge levels will have a material effect on the prices the Company pays for originating and terminating interstate traffic. Based on the Access Charge Reform Order, LCI currently expects that its monthly switched access costs will decrease during the remainder of 1997 and the first half of 1998. Beginning on July 1, 1998, however, LCI believes that the access charge structure recommended by the FCC will provide a less favorable cost structure for the Company than that of LCI's three largest long-distance competitors. Various parties have filed petitions for reconsideration with the FCC and some parties, including LCI, have appealed the FCC's order. In light of the uncertainty regarding the FCC's and any court's ultimate actions in these proceedings, the Company is unable to predict what impact the FCC's revised access charge scheme will have on the Company's access charge cost structure.

     Universal Service. On May 8, 1997, the FCC released an order establishing a significantly expanded federal telecommunications subsidy regime. For example, the FCC established new subsidies for schools and libraries with an annual cap of $2.25 billion and for rural health care providers with an annual cap of $400 million. Providers of interstate telecommunications service, such as the Company, as well as certain other entities, must pay for the federal programs. The Company's share of the schools, libraries and rural health care funds will be based on its share of the total industry telecommunications service and certain defined telecommunications end user revenues. The Company's share of all other federal subsidy funds will be based on its share of the total interstate (including certain international) telecommunications service and certain defined telecommunications end user revenues. Several parties have appealed the May 8, 1997 order, and those appeals have been transferred and consolidated in the United States Court of Appeals for the Fifth Circuit.

     Payphone Compensation. In September, 1996, the FCC adopted rules to implement the Act's requirement establishing "a per call compensation plan to ensure all payphone service providers are fairly compensated for each and every completed call using their payphone." This order included a specific fee to be paid to each payphone service provider by long-distance carriers and interLATA toll providers (including LECs) on all "dial around" calls, including debit card and calling card calls. Several parties, including LCI, appealed the FCC's rules. On July 1, 1997, the United States Court of Appeals for the D.C. Circuit overturned some of the FCC rules for the implementation plan.

In addition, the court found unlawful both the methodology used to determine the long-distance carriers' payment obligations and the absence of any compensation for some types of payphones and services. These issues have been remanded to the FCC. Although the Company expects to incur additional costs to carry "dial-around" calls that originate from payphones, the Company is unable to predict what impact the payphone rules will have on the Company's costs for such calls until the FCC adopts revised payphone compensation rates based on the Court's ruling.

     RBOC Mergers. The proposed merger of Bell Atlantic and NYNEX announced on April 22, 1996 has been approved by various state commissions and the DOJ. The FCC, however, has not yet approved the proposed merger.

     On July 19, 1997, Bell Atlantic and NYNEX proposed a set of commitments to the FCC that are designed to secure approval of the companies' merger. It has been reported that three of the four FCC commissioners have endorsed the merger as a result of the proposed commitments, but no formal FCC ruling has been issued. LCI believes the proposal is deficient in many regards. Specifically, LCI believes that Bell Atlantic and NYNEX must publicly disclose their current level of service they are providing for each measurement category. In addition, the measurement formulas and default performance intervals should be disclosed and Bell Atlantic and NYNEX should provide such level of service to all of their competitors. This information is necessary to ensure competitors are receiving local service at parity with what Bell Atlantic and NYNEX are currently providing their customers. At this time, LCI is unable to predict what impact, if any, the Bell Atlantic/NYNEX merger and accompanying proposal will have on local and long-distance competition.

     Petition For Expedited Rulemaking. On May 30, 1997, LCI and the Competitive Telecommunications Association (CompTel) jointly filed a Petition For Expedited Rulemaking requesting the FCC to establish performance standards for LECs to meet the operations support systems (OSS) requirements of the Act and applicable FCC regulations. The OSS requirements are critical because they provide competitors with the necessary access to the LECs' internal systems to ensure competitors obtain local service at the same level of quality that LECs are currently providing to their customers. In its comments, LCI proposed that an industry group consisting of local and long-distance carriers, trade associations and regulators be given approximately six weeks to establish measurement categories, measurement formulas and default performance intervals for several OSS categories. On June 10, 1997, the FCC issued a public notice requesting comments on LCI's petition. Numerous parties, including the California Public Service Commission, Wisconsin Public Service Commission, and the National Association of Regulatory Utilities Commissioners, filed comments in support of LCI's petition.

     Local Service. The Company is involved in state regulatory proceedings in various states to secure approval to resell local service, which would enable the Company to provide combined local and long-distance services to existing and prospective customers. As of June 30, 1997, the Company has received approval to resell local service in 26 states and the District of Columbia, and has applications for local service authority pending in another 14 states. The Company is currently reselling local telecommunications service in 22 markets.

COMPETITION

     The long-distance telecommunications market is highly competitive. The principal competitive factors affecting the Company's market share are pricing, regulatory developments (as described above), customer service, and diversity of services and features. The Act is expected to change the nature of the industry by allowing carriers other than incumbent LECs to provide local service while permitting RBOCs to provide long-distance services. As a result, the Company expects competition within the industry to increase in both the long-distance and local service markets.

     Several of the Company's competitors are substantially larger and have substantially greater financial, technical and marketing resources. As the Company grows, it expects to face increased competition, particularly from AT&T, MCI and Sprint. The Company also competes with hundreds of other long-distance carriers, as well as LECs, in various types of telecommunications services. The Company's principal pricing strategy is to offer a simple, flat-rate pricing structure with rates generally below those of AT&T, MCI and Sprint. Although LCI is prepared to respond to competitive offerings from other carriers, the Company continues to believe that its "Simple, Fair and Inexpensive" marketing and service pricing approach is very competitive in retaining existing customers, as well as obtaining new customers. The Company's ability to compete effectively will depend on maintaining exceptional customer service and high quality, market-driven services at prices generally equal to or below those charged by its major competitors.

GENERAL - RESULTS OF OPERATIONS

         The Company's revenues primarily consist of switched and private line revenues. Switched revenues are a function of switched minutes of use (MOUs) and rate structure (rates charged per MOU), which are based on the Company's customer and service mix. Private line revenues are a function of fixed rates that do not vary with usage. The Company's cost of services consists primarily of expenses incurred for origination, termination and transmission of calls through LECs and over the Company's Network.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1996

         REVENUES. Revenues increased 26% to $338.4 million and 26% to $653.0 million for the three and six months ended June 30, 1997, respectively, over the comparable periods in 1996. MOUs increased 39% or 2,721 million for the three months and 39% or 5,230 million for the six month periods in 1997 over 1996. The following table provides further information regarding the Company's revenues:

(in millions,                                      Three Months                              Six Months
except switched revenue per MOU)                  Ended June 30,                           Ended June 30,
                                        ------------------------------------    -------------------------------------
                                           1997         1996       Change           1997         1996       Change
                                        ------------------------------------    -------------------------------------
Total Revenues                            $ 338.4       $  269.4       26%            $653.0      $520.0       26%

MOUs                                        2,721          1,955       39%             5,230       3,765       39%

Switched Revenue per MOU (1)              $ 0.115       $  0.127      (9)%            $0.116      $0.127      (9)%

(1)Switched revenue divided by MOUs

         Revenues from business customers increased in excess of 20% for the three and six months ended June 30, 1997 over the comparable periods in 1996, and represented approximately two-thirds of the Company's total revenues. Residential/small business revenues represented approximately one-third of total revenues and increased approximately 30% and 40% for the three and six months ended June 30, 1997, respectively, over the comparable periods in the prior year. Growth in international service revenues across all revenue service lines was approximately 50% for the three and six months ended June 30, 1997 compared to the same periods in 1996.

         The Company experienced a 9% decrease in average revenue per MOU for both the three and six months ended June 30, 1997, as compared to the same periods in 1996. Changes in the Company's revenue per MOU are not necessarily indicative of the gross margin resulting from the Company's revenue mix. Revenue per MOU reflects changing cost of services and changes in the mix of services by market segments and competitive pricing. The Company has experienced MOU growth from high volume business customers who have a lower pricing structure. These customers primarily use dedicated access services rather than switched services, which have a lower revenue per MOU due to lower costs per MOU. The growth in business and international service volumes, as measured in MOUs, exceeded the growth in revenue due to changes in the mix of international country traffic and competitive pricing pressures. The Company's growth in various segments, which have different rate structures and generate different gross margins, has changed its revenue mix and consequently impacted the average revenue per MOU.

         The Company experienced an increase in its sales allowance in 1997, reflected as a charge to gross revenue, as a result of the growth in revenue and a shift in the customer mix toward the residential/small business service segment. A significant portion of the residential/small business accounts receivable balance is billed and collected through LECs. The Company receives information from the LECs about uncollectible accounts three to thirteen months after the account is billed. Due to the delay in information from the LECs, the Company is continually updating its estimated liability for future uncollectible accounts and has increased sales allowance to include a higher estimate for these LEC billed receivables.

         The Company uses a variety of channels to market its services. In addition to its internal sales force, the Company uses a combination of other channels, such as advertising and third party sales agents. For certain third party sales agents, compensation is paid to agents in the form of an ongoing commission based upon collected revenue attributable to customers signed up by the agents to use the Company's long-distance services. The Company retains responsibility for the customer relationship, including billing and customer service. American Communications Network, Inc., a nationwide network of third party sales agents, continued to be the largest and most successful of the Company's sales agents for residential/small business customers. The Company has, however, expanded its sales presence across the country using a variety of channels.

         GROSS MARGIN. The Company's gross margin increased 24% to $138.9 million and 26% to $270.0 million for the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996. During the three and six months ended June 30, 1997, gross margin as a percentage of revenue decreased to 41.0% and increased to 41.3%, respectively, from 41.5% and 41.1% for the same periods in 1996, respectively. The quarter-over-quarter decrease as a percentage of revenue reflects a shift in revenue mix to high volume customers with slightly lower gross margins per MOU as well as continued competitive pricing pressures. The increase in the year-over-year gross margin as a percentage of revenue for the six months period in 1997 reflects Network efficiencies due to the routing of higher cost off network traffic on to the Company's fixed cost Network, as well as increased MOUs which have allowed for cost effective purchases of long-haul capacity generating economies of scale. The Company has controlled the cost per MOU during periods of high volumes of MOUs as a result of Network efficiencies and optimization techniques.

         The Company's fiber expansion planned for the second half of 1997 and early 1998, will temporarily result in redundant facilities and increased costs during a period of transitioning traffic from current leased facilities to the new owned facilities. However, once this transition is completed, which is expected to be in early 1998, the Company will realize a lower cost of service. The Company continues to evaluate strategies to reduce its cost of services, improve the reliability and efficiency of the Network, and pursue opportunities to reduce its cost of service per MOU.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 24% to $76.3 million and 25% to $147.8 million for the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996. As a percentage of revenues, selling, general and administrative expenses were 22.5% and 22.6% for the three and six months ended June 30, 1997, respectively, as compared to 22.8% and 22.7% for the same periods in 1996, respectively. Annualized revenue per employee has remained at approximately $500,000 per employee through the first half of 1997.

         The Company's selling, general and administrative expense increases year-over-year were substantially impacted by payroll and commissions. Payroll expenses increased $6.3 million and $12.1 million for the three and six months ended June 30, 1997, respectively, as compared to an increase of $9.4 million and $17.8 million for the same periods in 1996, respectively. The increase in payroll expenses resulted from increased headcount for sales and customer support activities to directly support revenue growth.

         The increase in selling, general and administrative expenses includes a $4.5 million and $8.5 million increase in commission expense for the three and six months ended June 30, 1997, respectively, over the comparable prior periods. The growth in residential/small business revenue sold by third party sales agents with an ongoing commission impacted commission expense. The costs incurred for third party sales agents' commissions primarily replace other variable marketing and selling expenses for this revenue segment.

         The Company anticipates an incremental increase in selling, general and administrative expenses due to the expansion of its geographic sales presence and its entrance into the local service market. The Company also expects continued increases in selling, general and administrative expenses as a result of the growth in the residential/small business segment, which incurs higher proportional costs but also provides a higher gross margin than other segments. During the six months ended June 30, 1997, the growth in selling, general, and administration expenses has been less than revenue growth, which reflects productivity and operating efficiencies.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense for the three and six months ended June 30, 1997 was $20.0 million and $38.7 million, respectively. The increase reflects the investments made in infrastructure for sales, customer service and other service delivery systems in support of the Company's growth in revenues and MOUs. The Company anticipates that depreciation and amortization will continue to increase due to investments in new technology that have shorter depreciable lives than the Company's previous asset base. Depreciation and amortization expense as a percentage of revenues remained at 6% for both the three and six months ended June 30, 1997, as compared to 6% for the same periods in 1996.

         OPERATING INCOME. Operating income increased 23% to $42.6 million and 27% to $83.5 million for the three and six months ended June 30, 1997, respectively, over the same periods in 1996. Operating income for the six months ended June 30, 1997 grew at a faster rate than the growth in revenues during this period, reflecting efficient management of Network and selling, general and administrative expenses during a period of significant growth in revenues and MOUs. As a percentage of revenues, operating income remained consistent at 13% for both the three and six months ended June 30, 1997.

         INTEREST AND OTHER EXPENSE, NET. Interest and other expense, net of capitalized interest, decreased to $7.0 million and $13.7 million for the three and six months ended June 30, 1997, respectively, compared to $7.5 million and $15.1 million for the same periods in 1996, respectively. The Company was able to reduce the level of outstanding debt during the six months ended June 30, 1997 compared to the same period in 1996, as a result of strong operating cash flow and the Securitization Program established in August 1996 (See Note 4 to the Condensed Consolidated Financial Statements). Through the Securitization Program, the Company reduced its long-term debt and thereby reduced the Company's leverage ratio. The decrease in the leverage ratio resulted in a reduction in the interest rate paid on the Company's Revolving Credit Facility (Credit Facility) and accordingly decreased interest expense year-over-year. Interest expense for the quarter included eight days of interest from the newly issued debt securities. Interest expense is expected to increase due to a higher rate of the interest associated with the debt securities compared to the short-term rates currently available under existing facilities, as well as higher average borrowings during the second half of 1997. As a result of issuing fixed-rate securities, however, the interest rate on the Company's debt is less sensitive to market rate fluctuations.

         INCOME TAX EXPENSE. Income tax expense was $14.2 million and $27.9 million for the three and six months ended June 30, 1997, respectively, as compared to $9.5 million and $17.7 million for the same periods in 1996, respectively. The Company's net operating loss (NOL) carryforwards for financial statement purposes were fully utilized in 1996. As a result, the Company's estimated effective tax rate increased to 40% in 1997 from 35% in 1996. The increase in income tax expense was a result of an increase in the estimated effective tax rate and the growth in earnings before taxes. The Company analyzes its effective tax rate on a quarterly basis.

         PREFERRED DIVIDENDS. The Company's previously outstanding shares of 5% Cumulative Convertible Exchangeable Preferred Stock (Preferred Stock) was redeemed on September 3, 1996, thereby eliminating the corresponding preferred dividend payments. The annual saving from the eliminated dividend payments is approximately $5.8 million, based upon the original 4.6 million shares issued in August 1993.

LIQUIDITY AND CAPITAL RESOURCES

         LCI International, Inc. (LCI) is a holding company and conducts its operations through its direct and indirect wholly-owned subsidiaries. LCI SPC I, Inc. (SPC), a wholly-owned subsidiary of LCI, was formed to facilitate the Securitization Program. Except in certain limited circumstances, SPC is subject to contractual restrictions on the payment of cash dividends, or making loans and advances to LCI. There are however, no restrictions on the movement of cash among the Company and the other subsidiaries in the consolidated group. The Company's discussion of its liquidity is based on the consolidated group.

         CASH FLOWS - OPERATING ACTIVITIES. The Company provided $35.9 million of cash from operations for the six months ended June 30, 1997, compared to $68.0 million for the same period in 1996. Excluding the net securitization activity, cash from operations was $74.8 million for the six month period ended June 30, 1997. The Company continues to show growth in revenues and net income as well as strong working capital results.

         CASH FLOWS - INVESTING ACTIVITIES. The Company has supported its growth strategy with capital expenditures and acquisitions, resulting in $124.2 million in cash used for investing activities during six months ended June 30, 1997. The decrease of $57.9 million compared to the same period in the prior year, was due to $118.1 spent on acquisitions in the first half of 1996. During the six months ended June 30, 1997, the Company spent $116.4 million in capital expenditures to acquire additional switching, transmission and distribution capacity, as well as to develop and license information systems support, representing an increase of $52.4 million from the same period in 1996.

         CASH FLOWS - FINANCING ACTIVITIES. Financing activities provided a net $118.5 million for the six months ended June 30, 1997, compared with $114.1 million during the same period in 1996. On June 23, 1997, the Company received proceeds of $350 million for the issuance of long-term debt (see Capital Resources below) and the proceeds were used, in part, to repay short-term indebtedness. The first half of 1996 required higher borrowings for acquisitions. There were no comparable acquisitions in the six months ended June 30, 1997.

         CAPITAL RESOURCES. On June 23, 1997, the Company issued $350 million of 7.25% Senior Notes (Notes), which mature on June 15, 2007. The net proceeds from the issuance of the Notes were used to repay outstanding indebtedness and for working capital and general corporate purposes.

             As of June 30, 1997, the Company had $30.2 million in cash and cash equivalents from the remaining proceeds of the Note issuance. The cash balance resulted from the timing of receipt and use of the proceeds to repay indebtedness. The remaining Note proceeds were fully used in July 1997.

         The Company has a $700 million Credit Facility with a syndicate of banks, which allows the Company to borrow funds on a daily basis. As a result, the Company uses its available cash to reduce the balance of its borrowings and usually maintains no cash on hand. As of June 30, 1997, there was no outstanding balance on the Credit Facility due to the application of Notes proceeds. The amount that can be borrowed under the Credit Facility is subject to reduction based on the outstanding balance beginning June 30, 1998 until maturity on June 30, 2001. The interest rate on the debt outstanding is variable based on several indices (See Note 5 to the Condensed Consolidated Financial Statements). The Credit Facility contains certain financial and negative covenant requirements. As of June 30, 1997, the Company was in compliance with all covenants.

         The Company has two separate Discretionary Line of Credit Agreements (Lines of Credit) with commercial banks for a total of $50 million. The Lines of Credit provide flexible short-term borrowing facilities at competitive rates dependent upon a market indicator. Any outstanding balance is reflected in long-term debt in the accompanying consolidated balance sheets due to the availability under the Credit Facility to repay such balances. As of June 30, 1997, there was no outstanding balance on the Lines of Credit.

         The Company maintains a Securitization Program to sell a percentage ownership interest in a defined pool of the Company's trade accounts receivable. The Company can transfer an undivided interest in a designated pool of accounts receivable on an ongoing basis to maintain the participation interest up to $150 million. At June 30, 1997, the pool of trade accounts receivable which was available for sale was approximately $122.0 million and the amount of receivables sold was $73.1 million.

     CAPITAL REQUIREMENTS. During 1997, the Company expects that its non-binding commitment for capital expenditures, which is dependent on the Company's geographic and revenue growth, to increase from 1996 levels. These capital requirements are primarily for switching and transmission facilities, technology platforms and information systems applications.

      In addition to its ongoing capital requirements, the Company has entered into agreements to extend its owned fiber-optic network across the United States. The Company will make payments of approximately $155 million for the fiber-optic network expansion. The timing of payments will depend on the delivery and acceptance of the facilities, which is expected to occur in the second half of 1997 and the first half of 1998. The Company believes it has adequate cash flow and borrowing capacity under its Credit Facility to fund planned capital expenditures.

         The Company has used strategic acquisitions as one means of expanding its network, sales and service presence, and revenues across the country. The Company evaluates each potential acquisition to determine its strategic fit within the Company's growth, operating margin and income objectives. The Company expects to continue to actively explore potential acquisitions and may enter into discussions from time to time with potential acquisition candidates, but there can be no assurance the Company will be able to enter into or complete acquisition agreements on acceptable terms.

         COMMITMENTS AND CONTINGENCIES. The Company has agreements with certain interexchange carriers, LECs and third party vendors to lease facilities for originating, terminating and transport services. The third party carriers include WorldCom Network Services, Inc. d/b/a WilTel, Frontier Corporation, Sprint and MCI. In addition, the Company uses services provided by each RBOC, GTE and other smaller LECs. Some agreements require the Company to maintain minimum monthly and/or annual billings based on usage. The Company has met and expects to continue to meet such minimum usage requirements. The Company currently has one significant contract with a third party carrier. Subject to the ability of that carrier to meet the Company's operational requirements, the Company is obligated to use this carrier for a significant percentage of services that the Company provides through its leased facilities. The amounts payable under that contract, however, represent less than 10% of the Company's annual revenue. (See Note 6 to the Condensed Consolidated Financial Statements.) The Company has engineered its Network to minimize the impact on its customers of a service failure by any third party carrier and has established contingency plans to reroute traffic as quickly as possible if a service failure by a third party carrier should occur. Although most service failures that the Company has experienced have been corrected in a relatively short time period, a catastrophic service failure could interrupt the provision of service by both the Company and its competitors for a lengthy time period. The restoration period for a catastrophic service failure cannot be reasonably determined; however, the Company has not experienced a catastrophic service failure in its history.

         The Company has an agreement with American Communications Network, Inc.
(ACN), a third party sales agent, through April 2011. The agreement contains a provision whereby ACN will receive a payment if there is a change in the control of the Company. In consideration for this change in control payment, the acquiring company would receive a 31% reduction in the ongoing commission rates paid to ACN. The change in control payment is calculated based on a multiple of three times the average monthly collected revenue generated by customers signed up by ACN to use the Company's long-distance services. The monthly collected revenue average is calculated over a 24-month performance period subsequent to the change in control. The amount of this payment, if any, is therefore dependent upon ACN's level of performance during the entire performance period, and cannot be reasonably estimated at this time.

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

         IMPACT OF SEASONALITY. The Company's revenue is subject to seasonal variations based on each business segment. Use of long-distance services by commercial customers is typically lower on weekends throughout the year, and in the fourth quarter due to holidays. As residential/small business revenue increases as a proportion of the Company's total revenues, the seasonal impact due to changes in commercial calling patterns should be reduced. The Company is unable to predict the revenue impact of a shift to a larger residential customer base.

         PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 - SAFE HARBOR CAUTIONARY STATEMENT. This report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995 (the Reform Act). These forward-looking statements express the beliefs and expectations of management regarding LCI's future results and performance and include, without limitation, the following: statements concerning the Company's future outlook; the Company's plans to enter the local service market; the effect of FCC and judicial rulings pertaining to the Telecommunications Act of 1996, local service competition and RBOC entry into the long-distance market; the impact of marketplace competition on pricing strategies and rates; expected revenue growth; the cost reduction strategies and opportunities to expand the Network which may allow for increased gross margin; the expected future interest rates; cost savings from the Securitization Program; funding of capital expenditures and operations; the Company's beliefs regarding a catastrophic service failure; and other similar expressions concerning matters that are not historical facts.

         Such statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results, performance and/or achievements of the Company to differ materially from any future results, performance or achievements, expressed or implied by the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements and any such statement is qualified by reference to the following cautionary statements. In connection with the safe harbor provisions of the Reform Act, the Company's management is hereby identifying important factors that could cause actual results to differ materially from management's expectations including, without limitation, the following: increased levels of competition in the telecommunications industry (including the competitive factors described in the Industry Environment), including RBOC entry into the interLATA long-distance industry and the corresponding impact on pricing; the adoption and application of rules and regulations implementing the Act, including the decisions of Federal and state regulatory agencies and courts interpreting and applying the Act; the ability to negotiate appropriate local service agreements with LECs; the timely delivery of planned Network expansions and other risks described from time to time in the Company's periodic filings with the Securities and Exchange Commission. The Company is not required to publicly release any changes to these forward-looking statements for events occurring after the date hereof or to reflect other unanticipated events.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Thomas J. Byrnes and Richard C. Otto v. LCI Communications Holdings Co. et al. was filed by two former members of the Company's management on June 28, 1991 in Common Pleas Court, Franklin County, Ohio. The suit alleged age discrimination by the Company, among other things. During 1993, a jury returned a verdict in favor of the Plaintiffs.

         The Company ultimately appealed the matter to the Supreme Court of Ohio (the Court). On December 11, 1996, the Court found that, as a matter of law, there was insufficient evidence to sustain the verdict for Plaintiffs. In December 1996, the Plaintiffs filed with the Court a Motion for Reconsideration, which was denied by the Court in January 1997. On April 15, 1997, the Plaintiffs filed a Petition for Writ of Certiorari (Petition) asking the United States Supreme Court to review the case. On June 23, 1997, the United States Supreme Court denied the Plaintiffs' Petition and, therefore, the matter has been dismissed with no further impact on the Company's results of operations or financial condition.

         Vanus James v. LCI International, Inc. et al. and American Communications Network, Inc. was commenced in late May 1995 in the Supreme Court, Kings County, New York. The plaintiff purported to bring a class action lawsuit against the Company, certain of its affiliates, and American Communications Network, Inc., one of the Company's sales agents. In March 1997, the court approved a settlement of this class action suit which became effective as of April 25, 1997. The Company expects the final resolution of this matter during 1997 and that the settlement will not have a material adverse impact on the Company's results of operations or financial condition.

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

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 6, 1997, the Company held its Annual Meeting of Stockholders. There were 77,920,698 shares of Common Stock of the Company which could be voted at the meeting and 86% or 66,997,276 shares of Common Stock were represented at such meeting, in person or by proxy, which constituted a quorum. The results were as follows:

1. Election of two directors to serve for three-year terms until the 2000 Annual Meeting of Stockholders:

                                         FOR                 WITHHELD
                                         ---                 --------
      William F. Connell             59,940,224             7,057,052
      Julius W. Erving, II           59,874,126             7,123,150

Douglas M. Karp, George M. Perrin, H. Brian Thompson, John L. Vogelstein and Thomas J. Wynne continue to serve as directors of the Company. Richard E. Cavanagh was appointed to the Company's Board of Directors, to fill a vacancy, on May 5, 1997.

2.       Approval of the 1997/1998 LCI International, Inc. Stock Option Plan:

         FOR                        AGAINST          ABSTAIN
         ---                        -------          -------
         53,494,836                 13,266,572       199,793

3.       Approval of the Executive Incentive Compensation Plan:

         FOR                        AGAINST          ABSTAIN
         ---                        -------          -------
         65,283,203                 2,045,508        228,723

4. Ratification of the selection by the Board of Directors of Arthur Andersen LLP as the independent public accountants to audit the Company's consolidated financial statements for 1997:

         FOR                        AGAINST          ABSTAIN
         ---                        -------          -------
         66,511,120                 187,049          95,064

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: The exhibits filed as part of this report are set forth in the Index of Exhibits on page 27 of this report.

(b)      Reports on Form 8-K:

         On June 6, 1997, the Company filed a report on Form 8-K to file a Statement of Eligibility under the Trust Indenture Act of 1939 relating to the Trustee for the Notes.

         On June 17, 1997, the Company filed a report on Form 8-K to file the legality opinion relating to the Notes.

         On June 20, 1997, the Company filed a report on Form 8-K for the Underwriting Agreement relating to the Notes.

         On June 26, 1997, the Company filed a report on Form 8-K to file the Indenture relating to the Notes.

                                    SIGNATURE
                                    ---------



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             LCI INTERNATIONAL, INC.



   DATE: August 14, 1997                BY:  /s/ Joseph A. Lawrence
         ---------------                     ----------------------
                                             Joseph A. Lawrence


                                             Chief Financial Officer,
                                             Senior Vice President Finance and
                                             Corporate Development


                                             (as duly authorized officer and
                                              principal financial officer)

                                  EXHIBIT INDEX

The following Exhibits are included in this Quarterly Report on Form 10-Q:



   Exhibit                          Exhibit
   Number                           Description
------------------------------------------------------------------------------------------------------------------------
3(i)(a)           Amended and Restated Certificate of Incorporation. (1)

3(i)(c)           Certification of Designation, Preferences and Rights of Junior Participating Preferred Stock. (2)

3(ii)             Amended and Restated By-laws. (3)

4(c)              Indenture, dated as of June 23, 1997, between LCI International, Inc. and First Trust National
                  Association, as Trustee, Providing  for the Issuance of Senior Debt Securities including
                  Resolutions of the Pricing  Committee of the Board of Directors establishing the terms of the
                  7.25% Senior Notes due June 15, 2007. (4)

10(l)(xxiii)      Employment Agreement, dated January 3, 1997, between LCI Management Services, Inc. and Anne K.
                  Bingaman.

11                Statement Regarding Computation of Per Share Earnings

27                Financial Data Schedule



1             Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.

2             Incorporated by reference from the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 1997.

3             Incorporated by reference from the Company's Annual Report on Form 10-K for the period ended
              December 31, 1996.

4             Incorporated by reference from the Company's Current Report on Form 8-K dated June 23, 1997.