Form 10-Q
period 1997-09-30
LCI INTERNATIONAL INC /VA/
filed 1997-11-13
CIK 899760

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 1997
                                     ------------------

                                     or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from                to
                                     --------------    --------------

                       Commission file number  0-21602
                                               -------

                           LCI INTERNATIONAL, INC.
                           -----------------------
           (Exact name of registrant as specified in its charter)

          Delaware                                         13-3498232
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

8180 Greensboro Drive, Suite 800
      McLean, Virginia                                         22102
---------------------------------------                     ----------
(Address of principal executive offices)                    (Zip Code)


                                (703) 442-0220
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


       ---------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report.)


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

     As of October 31, 1997, there were 83,500,312 shares of LCI International, Inc. Common Stock (par value $.01 per share) outstanding.

                            LCI INTERNATIONAL, INC.

                                     INDEX

                                                                                                              PAGE NO.
                                                                                                              --------
PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Unaudited Condensed Consolidated Statements of Operations--
                    For the Three Months and Nine Months Ended
                    September 30, 1997 and 1996                                                                    3

          Condensed Consolidated Balance Sheets--
                    As of September 30, 1997 (unaudited) and December 31, 1996                                   4 - 5

          Unaudited Condensed Consolidated Statement of Shareowners' Equity--
                    For the Nine Months Ended September 30, 1997                                                   6

          Unaudited Condensed Consolidated Statements of Cash Flows--
                    For the Nine Months Ended September 30, 1997 and 1996                                          7

          Notes to Interim Unaudited Condensed Consolidated Financial Statements

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                    of Operations

PART II.  OTHER INFORMATION
     Item 1.  Legal Proceedings
     Item 6.  Exhibits and Reports on Form 8-K

SIGNATURE

EXHIBIT INDEX

EXHIBITS

ITEM 1.  FINANCIAL STATEMENTS

                            LCI INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
              (in millions, except for earnings per common share)


                                                                For the Three Months                  For the Nine Months
                                                                 Ended September 30,                   Ended September 30,
                                                         --------------------------------     -------------------------------
                                                              1997                1996               1997             1996
                                                         ---------------    -------------     ---------------    ------------

REVENUES                                                   $  364.8           $  289.2          $  1,017.9         $  809.1

Cost of services                                              213.5              166.6               596.6            472.8
                                                         ---------------    -------------     ---------------    ------------
GROSS MARGIN                                                  151.3              122.6               421.3            336.3

Selling, general and administrative expenses                   83.0               67.7               230.8            185.9

Depreciation and amortization                                  22.8               16.3                61.4             46.0
                                                         ---------------    -------------     ---------------    ------------
OPERATING INCOME                                               45.5               38.6               129.1            104.4

Interest and other expense, net                                 8.5                7.7                22.2             22.9
                                                         ---------------    -------------     ---------------    ------------
INCOME BEFORE INCOME TAXES                                     37.0               30.9               106.9             81.5

Income tax expense                                             14.4               10.8                42.4             28.5
                                                         ---------------    -------------     ---------------    ------------
NET INCOME                                                     22.6               20.1                64.5             53.0

Preferred dividends                                              --                 .5                  --              2.8
                                                         ---------------    -------------     ---------------    ------------
INCOME ON COMMON STOCK                                     $   22.6           $   19.6             $  64.5         $   50.2
                                                         ===============    =============     ===============    ============


PER SHARE DATA
--------------

Earnings Per Common Share
   Primary                                                 $   0.26           $   0.23             $  0.75         $   0.61
                                                         ===============    =============     ===============    ============
   Fully Diluted                                           $   0.26           $   0.23             $  0.74         $   0.61
                                                         ===============    =============     ===============    ============

Weighted Average Number of Common Shares                       86.9               87.7                86.6             87.5
                                                         ===============    =============     ===============    ============



        The accompanying notes are an integral part of these statements.

                            LCI INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in millions)



                             ASSETS                                 September 30,            December 31,
                             ------                                      1997                    1996
                                                                  ------------------       -----------------
                                                                      (Unaudited)

CURRENT ASSETS:
  Trade accounts receivable, net                                     $    162.5                $    85.2
  Current deferred tax assets, net                                         34.3                     48.9
  Prepaids and other                                                       20.0                     16.4
                                                                  ------------------       -----------------
            Total current assets                                          216.8                    150.5
                                                                  ------------------       -----------------

PROPERTY AND EQUIPMENT:
  Fiber optic network                                                     437.0                    392.5
  Technology platforms, equipment and building leases                     203.9                    123.2
  Less - Accumulated depreciation and amortization                       (187.5)                  (171.8)
                                                                  ------------------       -----------------
                                                                          453.4                    343.9
  Property and equipment under construction                               140.9                     58.9
                                                                  ------------------       -----------------
            Total property and equipment, net                             594.3                    402.8
                                                                  ------------------       -----------------

OTHER ASSETS:
  Excess of cost over net assets acquired, net                            348.1                    350.5
  Other, net                                                               54.2                     46.2
                                                                  ------------------       -----------------
            Total other assets                                            402.3                    396.7
                                                                  ------------------       -----------------
            Total Assets                                             $  1,213.4                $   950.0
                                                                  ==================       =================



(Continued on next page)

                            LCI INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Continued)
                                 (in millions)


              LIABILITIES AND SHAREOWNERS' EQUITY                    September 30,           December 31,
              -----------------------------------                        1997                    1996
                                                               ----------------------     -------------------
                                                                      (Unaudited)

CURRENT LIABILITIES:
  Accounts payable                                                     $   37.2              $      37.1
  Facility costs accrued and payable                                      108.4                    123.0
  Accrued expenses and other                                               72.5                     53.3
                                                               ----------------------     -------------------
             Total current liabilities                                    218.1                    213.4
                                                               ----------------------     -------------------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                              396.1                    235.8
                                                               ----------------------     -------------------

OTHER LIABILITIES AND DEFERRED CREDITS                                     89.4                     70.0
                                                               ----------------------     -------------------

COMMITMENTS AND CONTINGENCIES

SHAREOWNERS' EQUITY:
  Preferred Stock - Authorized 15.0 shares, no shares issued
    and outstanding                                                          --                       --
  Common stock - Authorized 300.0 shares, issued and
    outstanding 78.6 shares as of September 30, 1997 and 77.5
    shares as of December 31, 1996                                          0.8                      0.8
  Paid-in capital                                                         441.7                    427.2
  Retained earnings                                                        67.3                      2.8
                                                               ----------------------     -------------------

             Total shareowners' equity                                    509.8                    430.8
                                                               ----------------------     -------------------

             Total Liabilities and Shareowners' Equity            $     1,213.4              $     950.0
                                                               ======================     ===================



        The accompanying notes are an integral part of these statements.

                            LCI INTERNATIONAL, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (Unaudited)
                                 (in millions)


                                                          Common Stock
                                                     -----------------------
                                                       Issued
                                                        and         $.01 Par       Paid-           Retained
                                                     Outstanding     Value       In Capital        Earnings          Total
                                                     -----------    --------     ----------       ----------      ----------
BALANCE AT DECEMBER 31, 1996                            77.5        $   0.8      $   427.2         $   2.8        $   430.8

Employee stock purchases and
     exercise of options/warrants,
     including related tax benefits                      1.1             --           14.5              --             14.5

Net Income                                                --             --             --            64.5             64.5
                                                     -----------    --------     ----------       ----------      ----------

BALANCE AT SEPTEMBER 30, 1997                           78.6        $   0.8      $   441.7         $  67.3        $   509.8
                                                     ===========    ========     ==========       ==========      ==========





        The accompanying notes are an integral part of these statements.

                            LCI INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in millions)

                                                                               For the Nine Months
                                                                               Ended September 30,
                                                                           1997                   1996
                                                                   -----------------      ------------------

OPERATING ACTIVITIES:
        Net cash provided by operating activities                     $      80.6            $      238.9
                                                                   -----------------      ------------------

INVESTING ACTIVITIES:
  Capital expenditures                                                     (224.5)                 (105.8)
  Payments for acquisitions and other                                        (7.8)                 (118.2)
                                                                   -----------------      ------------------
        Net cash used in investing activities                              (232.3)                 (224.0)
                                                                   -----------------      ------------------

FINANCING ACTIVITIES:
  Net debt (payments) borrowings                                           (204.2)                  (16.0)
  Senior Notes issuance proceeds                                            350.0                      --
  Financing fee payments                                                     (8.6)                   (2.7)
  Preferred dividend payments                                                  --                    (2.8)
  Proceeds from employee stock plans and warrants                            14.5                     6.6
                                                                   -----------------      ------------------

        Net cash provided by financing activities                           151.7                   (14.9)
                                                                   -----------------      ------------------


        Net increase in cash and cash equivalents                              --                      --
                                                                   -----------------      ------------------

CASH AND CASH EQUIVALENTS AT THE
   BEGINNING OF THE PERIOD                                                     --                      --
                                                                   -----------------      ------------------

CASH AND CASH EQUIVALENTS AT THE
   END OF THE PERIOD                                                  $        --            $         --
                                                                   =================      ==================



        The accompanying notes are an integral part of these statements.

                            LCI INTERNATIONAL, INC.
                    NOTES TO INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                               September 30, 1997
                                  (Unaudited)


(1)  GENERAL

         The results of operations for the interim periods shown are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make a fair statement of the results for the three and nine months ended September 30, 1997 and 1996. All such adjustments are of a normal recurring nature.


(2)  BUSINESS ORGANIZATION AND PURPOSE

         The financial statements presented herein are for LCI International, Inc., a Delaware corporation, and its subsidiaries (collectively LCI or the Company). Included are the condensed consolidated statements of operations for the three and nine months ended September 30, 1997 and 1996, the condensed consolidated balance sheets as of September 30, 1997 and December 31, 1996, the condensed consolidated statement of shareowners' equity for the nine months ended September 30, 1997, and the condensed consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996.

         LCI is a facilities-based telecommunications company that provides voice and data transmission services to business, residential and local customers, as well as other telecommunications carriers, throughout the United States and international locations. The Company serves its customers through owned and leased digital fiber-optic facilities (the Network).


(3)  ACCOUNTING POLICIES

         Note 2 of the Notes to Consolidated Financial Statements in LCI's 1996 Annual Report to Shareowners summarizes the Company's significant accounting policies.

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

         EARNINGS PER COMMON SHARE. For the three and nine months ended September 30, 1997 and 1996, earnings per common share is calculated as net income before preferred dividends divided by the weighted average number of common shares, as defined above.


(4)  ACCOUNTS RECEIVABLE SECURITIZATION

         Under the Company's agreement to sell trade accounts receivable (Securitization Program), LCI SPC I, Inc. (SPC), a bankruptcy-remote subsidiary of the Company, sells accounts receivable. Receivables sold are not included in the accompanying condensed consolidated balance sheets as of September 30, 1997 and December 31, 1996. SPC had approximately $141 million of accounts receivable available for sale and had sold, but not yet collected, a total of approximately $70 million as of September 30, 1997. The Company retains substantially the same risk of credit loss as if the receivables had not been sold, and has established reserves for such estimated credit losses.

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


(5)  DEBT AGREEMENTS

         In June 1997, the Company issued $350 million of 7.25% Senior Notes (Notes), which mature on June 15, 2007. The net proceeds from the issuance of the Notes were used to repay outstanding indebtedness and for working capital and general corporate purposes.

         The Company also has a $750 million Revolving Credit Facility (Credit Facility) from a syndicate of banks. The Credit Facility is comprised of two separate facilities of $500 million and $250 million. The first facility has a term of 5-years, while the second facility has a one-year term. Each facility may be extended for a limited number of periods. Both facilities bear interest at a rate consisting of two components: The base rate component is dependent upon a market indicator; the second component varies from 0.30% to 0.75% based on the more favorable of the relationship of borrowings levels to operating cash flow (leverage ratio) or senior unsecured debt rating. As of September 30, 1997, the Company had no outstanding balance under the Credit Facility. The Credit Facility contains various financial covenants, the most restrictive being the leverage ratio requirement. As of September 30, 1997, the Company was in compliance with all Credit Facility covenants.

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

         CAPITAL REQUIREMENTS. During 1997, the Company expects its nonbinding commitment for capital expenditures, which is dependent on the Company's geographic and revenue growth, to increase from the level expended in 1996. The Company's on-going capital requirements are primarily for switching and transmission facilities and technology platforms arising from the Company's strategic expansion plans.

         In addition to its ongoing capital requirements, the Company has entered into several agreements to extend its fiber-optic network. These commitments will extend the Network throughout several geographic areas of the United States, and are expected to require incremental capital expenditures of approximately $270 million for fiber-optic capacity and related equipment. In September 1997, the Company accepted approximately 1,500 route-miles of fiber between Chicago, Illinois and Dallas, Texas, and paid $40 million for the position in the fiber. The timing of other payments will depend on the delivery and acceptance of facilities, which is expected to be completed in the first half of 1998.

         On September 18, 1997, the Company signed a definitive agreement to acquire USLD Communications Corp. (USLD), in a stock-for-stock transaction that will be accounted for as a pooling of interests. USLD provides long-distance telecommunications services principally to business customers in the Southwest, Southeast, Pacific Northwest and Western regions of the United States. In addition, USLD offers operator services for the hospitality and pay phone industries, and local telephone services in selected markets. The Company expects the acquisition to close by the end of the year. The Company will exchange that fraction of a share of Common Stock having a value of $20 per share (valued pursuant to the formula contained in the agreement) for each outstanding share of USLD common stock resulting in a purchase price between $350 and $370 million. This acquisition is contingent on regulatory approval and on the ability to qualify as a pooling transaction.

         LEGAL MATTERS. The Company has been named as a defendant in various litigation matters. Management intends to vigorously defend these outstanding claims. The Company believes it has adequate accrued loss contingencies and, although the ultimate outcome of these claims cannot be ascertained at this time, current pending or threatened litigation matters will not have a material adverse impact on the Company's results of operations or financial position.

(7)  SHAREOWNERS' EQUITY

         RIGHTS AGREEMENT AND PREFERRED STOCK. In January 1997, the Company adopted a shareholder rights agreement (Rights Agreement), designed to ensure that its shareowners receive fair and equal treatment in the event of any proposed takeover of the Company. One preferred share purchase right (Right) has been attached to each share of the Company's Common Stock and, until distributed, may be transferred only with the Common Stock. The Rights will be distributed and become exercisable only in the event that any person or entity, together with its affiliates or associates, acquires more than a certain percentage of Common Stock of the Company. As of September 30, 1997, no such preferred stock was issued or outstanding.

         COMMON STOCK. The Company has stock option plans that grant options to purchase shares of Common Stock to directors and key employees. During the nine months ended September 30, 1997, the Company granted options to purchase
2.7 million shares of Common Stock. The option price for all options granted was the fair market value of the shares on the date of grant. The Company issued 0.8 million shares of Common Stock during the nine months ended September 30, 1997 pursuant to options exercised under all stock option plans.

         The Company also has an Employee Stock Purchase Plan and a defined contribution retirement plan for its employees which allow participants to invest in Common Stock of the Company. The Company issued a total of 0.3 million shares of Common Stock under these employee benefit plans for the nine months ended September 30, 1997.

(8) INCOME TAXES

         The provision for income taxes for the three and nine months ended September 30, 1997 and 1996, consists of:

                                                        Three Months                      Nine Months
                                                      Ended September 30,              Ended September 30,
                                               -----------------------------     ----------------------------
(in millions)                                       1997             1996            1997            1996
                                               --------------   ------------     ------------     -----------

Current tax expense:
  Federal                                          $  0.5            $ 1.7           $  1.6           $ 2.6
  State                                               1.4              1.3              1.8             1.7
                                               --------------   ------------     ------------     -----------
      Total current tax expense                       1.9              3.0              3.4             4.3
                                               --------------   ------------     ------------     -----------

Deferred tax expense:
  (Decrease) increase in deferred tax
       liabilities                                   (4.3)            (0.7)            11.4             0.7
 Decrease in deferred tax assets                     16.8             11.0             27.6            28.5
 Decrease in valuation allowance, net                  --             (2.5)              --            (5.0)
                                               --------------   ------------     ------------     -----------
     Total deferred tax expense                      12.5              7.8             39.0            24.2
                                               --------------   ------------     ------------     -----------

     Total income tax expense                      $ 14.4            $10.8           $ 42.4           $28.5
                                               ==============   ============     ============     ===========

         The effective income tax rate reconciliation for the three and nine months ended September 30, 1997 and 1996, is as follows:

                                                       Three Months                    Nine Months
                                                    Ended September 30,            Ended September 30,
                                                --------------------------     --------------------------
                                                   1997            1996           1997            1996
                                                ------------   -----------     -----------    -----------
Expected tax at Federal
    statutory income tax rate                       35.0%          35.0%          35.0%           35.0%
Effect of:
    State income tax expense                         2.5            5.2            3.5             5.2
    Non-deductible expenses                          1.2            1.5            1.2             1.5
    Decrease in valuation allowance, net              --           (5.0)            --            (5.0)
    Other, net                                       0.3           (1.7)          (0.2)           (1.7)
                                                ------------   -----------     -----------    -----------

Effective income tax rate                           39.0%          35.0%          39.5%           35.0%
                                                ============   ===========     ===========    ===========

         The effective tax rate of 39.6% and 35.0% for the nine months ended September 30, 1997 and 1996, respectively, represents the Company's estimated effective tax rate for the period. This effective tax rate is evaluated quarterly based on the Company's estimate of future taxable income.

         The Company has generated net operating losses (NOLs) that may be used to offset future taxable income. Each NOL has a 15-year carryforward period. The Company's ability to fully use its NOL carryforwards is dependent upon future taxable income. As of September 30, 1997, the Company had NOL carryforwards for income tax purposes of $66.6 million, subject to various expiration dates from 2000 to 2010. The Company believes the use of its NOLs is likely.

         The Company's deferred income tax balances include $34.3 million in current deferred tax assets, net and $74.2 million in other noncurrent liabilities as of September 30, 1997. As of December 31, 1996, deferred income tax balances included $48.9 million in current deferred tax assets, net and $53.4 million in other noncurrent liabilities.

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

                                                          For the Three Months Ended September 30, 1997
                                                       ---------------------------------------------------
                                                                                              Per Share
(in millions, except per share amounts)                   Income             Shares             Amount
                                                       --------------   ----------------   ---------------

Basic Earnings per Share:
  Income available to common shareowners                      22.6                78.5           $  0.29
                                                                                           ===============
Effect of Dilutive Securities:
  Stock options                                                 --                 3.3
  Warrants                                                      --                 4.5
                                                       --------------   ----------------
Diluted Earnings per Share:
  Income available to common shareowners
        plus assumed conversions                            $ 22.6                86.3           $  0.26
                                                       ==============   ================   ===============


                                                          For the Nine Months Ended September 30, 1997
                                                       ---------------------------------------------------
                                                                                              Per Share
                                                          Income             Shares             Amount
                                                       --------------   ----------------   ---------------

Basic Earnings per Share:
  Income available to common shareowners                      64.5                78.1           $  0.83
                                                                                           ===============
Effect of Dilutive Securities:
  Stock options                                                 --                3.0
  Warrants                                                      --                4.5
                                                       --------------   ----------------
Diluted Earnings per Share:
  Income available to common shareowners
        plus assumed conversions                            $ 64.5               85.6            $  0.75
                                                       ==============   ================   ===============

         Options to purchase 0.4 million and 2.1 million shares of Common Stock were outstanding but not included in the computation of diluted earnings per share during the three months and nine months ended September 30, 1997, respectively. The options were excluded because the exercise price of such options was greater than the average market price of the Common Stock for the period.

                                                          For the Three Months Ended September 30, 1996
                                                       ---------------------------------------------------
                                                                                              Per Share
(in millions, except per share amounts)                   Income             Shares             Amount
                                                       --------------   ----------------   ---------------

Net income                                                   $20.1
Less: preferred stock dividends                               (0.5)
                                                       --------------
Basic Earnings per Share:
  Income available to common shareowners                      19.6                74.6           $  0.26
                                                                                           ===============
Effect of Dilutive Securities:
  Stock options                                                 --                 5.9
  Warrants                                                      --                 4.8
  Convertible Preferred Stock                                  0.5                 2.4
                                                       --------------   ----------------
Diluted Earnings per Share:
  Income available to common shareowners
        plus assumed conversions                             $20.1                87.7           $  0.23
                                                       ==============   ================   ===============


                                                          For the Nine Months Ended September 30, 1996
                                                       ---------------------------------------------------
                                                                                              Per Share
                                                          Income             Shares             Amount
                                                       --------------   ----------------   ---------------

Net income                                                $   53.0
Less:  preferred stock dividends                              (2.8)
                                                       --------------
Basic Earnings per Share:
  Income available to common shareowners                      50.2               70.0             $0.72
                                                                                           ===============
Effect of Dilutive Securities:
  Stock options                                                 --                5.3
  Warrants                                                      --                4.7
  Convertible preferred stock                                  2.8                7.0
                                                       --------------   ----------------
Diluted Earnings per Share:
  Income available to common shareowners
        plus assumed conversions                          $   53.0               87.0             $0.61
                                                       ==============   ================   ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         LCI International, Inc., together with its subsidiaries (LCI or the Company), is a facilities-based telecommunications carrier that provides a broad range of domestic and international telecommunications services, including long-distance, data and local services. The Company targets all markets - retail and wholesale businesses, residential and local - and sells through a variety of channels, including an internal sales force and external channels. The Company serves its customers primarily through owned and leased digital fiber-optic facilities, including switches strategically located throughout the United States. Collectively, these facilities constitute the Company's network (the Network).

INDUSTRY ENVIRONMENT

         Historically, the Company has operated in the $80 billion long-distance telecommunications industry. Recent legislative and regulatory activity is designed to create one telecommunications industry to encompass both long-distance and local telecommunications services. The Company intends to provide combined local and long-distance services to compete in what is estimated to be a $150 billion combined market. The current industry environment subjects the Company to varying degrees of regulatory oversight on both the national and state levels. The following developments in the legislative and regulatory environment can impact the nature and degree of competition in the telecommunications industry.

LEGISLATIVE MATTERS

         Telecommunications Act of 1996. In February 1996, the Telecommunications Act of 1996 (the Act) was enacted to increase competition in the long-distance and local telecommunications industries. The legislation opens competition in the local services market and, at the same time, contains provisions intended to protect consumers and business from unfair competition by incumbent local exchange carriers (LECs), including the regional Bell operating companies (RBOCs). The Act allows RBOCs to provide long-distance service outside of their local service territories after certain pro-competition conditions, including a list of 14 specific "competitive checklist" requirements for operating in the local market are met.

         On July 2, 1997, SBC Communications Inc. (SBC) and its local exchange carrier subsidiaries filed a lawsuit in the United States District Court for the Northern District of Texas challenging on constitutional grounds the restrictions contained in the Act applicable to RBOCs only. The plaintiffs in the case seek both a declaratory judgment and an injunction against the enforcement of the challenged provisions. If SBC's challenge were to succeed, it could result in all RBOCs being able to provide long-distance services within their local services territories.

         The Act provides a framework for the Company and other long-distance carriers to compete with LECs by reselling local retail telephone service, leasing unbundled elements of the incumbent LEC networks or building new local service facilities. The Company has signed local service agreements with Ameritech, BellSouth, Bell Atlantic and NYNEX (for the state of Massachusetts) and is currently in formal negotiations with several other LECs. LCI intends to vigorously compete in the local service market. Initially, the Company will provide local service to customers on a bundled resale basis. However, the Company is also evaluating providing service through the recombination of unbundled network elements in light of the recent ruling by the Court of Appeals for the Eight Circuit which does not require the LECs to recombine the various network element on behalf of their local competitors. The Company could also decide in the future to build, or otherwise acquire, local service facilities or use a competitive LEC to provide local service. The Company's decision on the timing and method of providing local service is dependent on the economic viability of its options, the resolution of various operational issues, and the outcome of several regulatory proceedings, which may differ state-by-state.

REGULATORY MATTERS

         In order to implement the Act, the FCC was required to undertake a variety of regulatory actions, which impact competition in the telecommunications industry. Certain of these regulatory actions are described below.

         Interconnection Order. In August 1996, the FCC adopted an Interconnection Order (the Interconnection Order) which established a minimum national framework relating to the manner in which new entrants seeking entry into local services markets would be able to interconnect with the LECs. The Interconnection Order covered several important interconnection issues including unbundled local network elements purchases, resale discounts and arbitration procedures between LECs and interexchange carriers. Under the Interconnection Order, state regulatory commissions would have an important role implementing and applying local interconnection policies, rules and procedures.

         Several states, companies, associations and other entities appealed the Interconnection Order. On July 18, 1997, the United Stated Court of Appeals for the Eighth Circuit (the Court) overturned many of the rules established in the Interconnection Order governing, among other things, the pricing of interconnection, resale, and unbundled network elements. In addition, the Court overturned the "pick and choose" rule, which would have allowed new entrants to receive the benefit of the most favorable provisions contained in a LEC's interconnection agreements with other carriers. On October 14, 1997, the Court further overturned the FCC's rules pertaining to the unbundled network elements platform. The Court concluded that the FCC's rules prohibiting a LEC from separating network elements that may be currently combined in the incumbent LEC's network, are contrary to the Act. The FCC has announced its intent to appeal the Court's July 18, 1997 and October 14, 1997 rulings to the United States Supreme Courts.

         The Court's decisions substantially limit the FCC's jurisdiction and expand the jurisdiction of state regulators to establish and enforce rules governing the development of local competition. As a result, it is more likely that the rules governing local competition will vary substantially from state to state. If a patchwork of state regulations were to develop, it could make competitive entry in some markets more difficult and expensive than in others and could increase the costs of regulatory compliance associated with local entry. Because of the uncertainty regarding the outcome of any forthcoming appeals and how various state commissions will seek to facilitate and regulate local competition, the Company is unable to predict what impact the Court's decisions will have on LCI's ability to offer competitive local service and the cost associated with the local service.

         Bell Operating Company (BOC) Applications to Provide In-Region interLATA Long-Distance. In January 1997, Ameritech Michigan became the first BOC to apply for authority to provide in-region interLATA service. It withdrew its application in February 1997, after the FCC struck from the record the interconnection agreement between Ameritech and AT&T which formed the basis for the application. In May 1997, Ameritech Michigan refiled its application for in-region interLATA authority in Michigan, but on August 19, 1997, the FCC released an order rejecting the application. The FCC determined that Ameritech Michigan had not demonstrated compliance with the competitive checklist or the safeguards of the Act. In the August order, the FCC also established conditions and standards for future applications for in-region, interLATA relief, including the requirement that RBOC applications comply with the pricing standards originally adopted in the Interconnection Order. Several RBOCs have asked the Eighth Circuit to declare these pricing requirements a violation of the Court's Interconnection Order decision. Those requests are pending.

         In April 1997, SBC applied to the FCC for authority to provide in-region interLATA service in Oklahoma. In June 1997, the FCC released an order rejecting SBC's application on the grounds that SBC had not demonstrated that the prospective facilities-based carriers with which SBC had entered into interconnection agreements were providing local telephone service over their own facilities to residential and business customers in Oklahoma, as required by the Act. In July 1997, SBC filed an appeal of the June 1997 order with United States Court of Appeals for the District of Columbia Circuit, which is currently pending.

         On September 30, 1997, BellSouth of South Carolina applied for authority to provide in-region interLATA service. The Commission is currently seeking comments on BellSouth's application. The Commission has 90 days to make a ruling on BellSouth's application. The Company expects other RBOCs to apply for in-region interLATA long-distance authority in the near future.

         Access Charge Reform. In May 1997, the FCC issued orders designed to reform the system of interstate access charges levied by LECs on long-distance service carriers. Access charges currently represent approximately one-half of the revenues for the long-distance telecommunications industry. In the May orders, the FCC decided to rely on a combination of prescriptive rate reductions and increased competition in interstate access to bring interstate access charges closer to actual economic cost. The FCC has stated that it will issue a further order designed to permit incumbent LECs to lower interstate access charges in response to competition. The manner in which the FCC implements its approach in lowering access charge levels will have a material effect on the prices the Company and its competitors pay for originating and terminating interstate traffic. Various parties have filed petitions for reconsideration with the FCC and some parties, including LCI, have appealed the FCC's May orders to the appropriate federal court. The ultimate outcome of the FCC and resultant court actions are uncertain and the Company is unable to predict what impact the FCC's revised access charge scheme will have on the Company's access charge cost structure.

         Universal Service. In May 1997, the FCC released an order establishing a significantly expanded federal telecommunications subsidy regime. Providers of interstate telecommunications services, such as the Company, as well as certain other entities, must pay to subsidize services for schools, libraries and rural health care providers. The Company's share of the federal subsidy will be based on its market share of defined telecommunications services and certain defined telecommunications end user revenues. Several parties have appealed the May 1997 order, and those appeals have been transferred and consolidated in the United States Court of Appeals for the Fifth Circuit.

         Payphone Compensation. In September 1996, the FCC adopted rules to implement the Act's requirement to fairly compensate payphone service providers. This order included a specific fee to be paid to each payphone service provider by long-distance carriers and interLATA toll providers (including LECs) on all "dial around" calls, including debit card and calling card calls. In orders released July 1, and September 16, 1997, the United States Court of Appeals for the D.C. Circuit vacated and remanded some of the FCC rules. On October 9, 1997, the FCC issued an order addressing the default per-call compensation rate in light of the Court's decision vacating and remanding portions of the FCC's payphone orders. In response to the Court's actions the FCC has established a default per-call rate of $0.284 for a two-year period, which will increase the Company's costs to carry "dial-around" calls that originate from payphones. This decision is expected to appeal. In light of potential appeals and any court's ultimate actions in these proceedings, the Company is unable to predict what impact, if any, this decision will have on the Company.

         Petition For Expedited Rulemaking. In May 1997, LCI and the Competitive Telecommunications Association (CompTel) jointly filed a Petition For Expedited Rulemaking requesting the FCC to establish performance standards for LECs to meet the operations support systems (OSS) requirements of the Act and applicable FCC regulations. The OSS requirements are in ensuring that access to the LECs' internal systems are provided at a level of quality consistent with LEC provided services. In its comments, LCI proposed that an industry group consisting of local and long-distance carriers, trade associations and regulators be given approximately nine weeks to establish measurement categories, measurement formulas and default performance intervals for several OSS categories. In June 1997, the FCC issued a public notice requesting comments on LCI's petition. Numerous parties, including the California Public Service Commission, Wisconsin Public Service Commission, and the National Association of Regulatory Utilities Commissioners, have filed comments in support of LCI's petition. This petition is currently pending.

         Local Service. The Company is involved in regulatory proceedings in various states to secure approval to resell local service, which would enable the Company to provide combined local and long-distance services to existing and prospective customers. As of September 30, 1997, the Company has received approval to resell local service in 35 states and the District of Columbia, and has applications for local service authority pending in another 13 states. The Company is currently reselling local telecommunications service in 31 markets.

         Impact of Regulatory Issues. The regulatory actions discussed above could impact the Company's cost structure by changing access, per-line and pay phone charges. The Company is unable to predict whether these changes will impact its pricing, revenue growth or gross margin.

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

         Several of the Company's competitors are substantially larger and have substantially greater financial, technical and marketing resources. In addition to the largest telecommunications companies, AT&T, MCI and Sprint, the Company also competes with hundreds of other long-distance carriers, as well as LECs, in various types of telecommunications services. The Company's principal pricing strategy is to offer a simple, flat-rate pricing structure with rates competitive to those of AT&T, MCI and Sprint. Although LCI is prepared to respond to competitive offerings from other carriers, the Company continues to believe that its "Simple, Fair and Inexpensive" marketing and service pricing approach is very competitive in retaining existing customers, as well as obtaining new customers. The Company's ability to compete effectively will depend on maintaining exceptional customer service and high quality, market responsive services at prices generally equal to or below those charged by its major competitors.

         Industry Mergers. Several very large mergers are currently being contemplated in the telecommunications industry. Among these proposed mergers are MCI and WorldCom, Inc.; MCI and British Telecommunications; and GTE and MCI. At this time the Company is unable to predict the impact, if any, on the Company or competition within the industry as a whole.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996

         REVENUES. Revenues increased 26% to $364.8 million and 26% to $1,017.9 million for the three and nine months ended September 30, 1997, respectively, over the comparable periods in 1996. MOUs increased 33% to 2.8 billion minutes for the three months and 37% to 8.1 billion minutes for the nine month periods in 1997 over 1996. The following table provides further information regarding the Company's revenues:

(in millions,                                     Three Months                           Nine Months
except switched revenue per MOU)              Ended September 30,                    Ended September 30,
                                     -------------------------------------   ------------------------------------
                                          1997         1996        Change          1997         1996      Change
                                     -------------------------------------   ------------------------------------
Total Revenues                          $ 364.8      $  289.2        26%         $1,017.9      $809.1       26%

MOUs                                      2,837         2,131        33%            8,067       5,896       37%

Switched Revenue per MOU (1)            $ 0.119      $  0.125       (5)%         $  0.117      $0.126      (7)%

(1)Switched revenue divided by MOUs

         Revenues from business customers increased in excess of 25% for the three and nine months ended September 30, 1997 over the comparable periods in 1996, and represented approximately two-thirds of the Company's total revenues. Residential/small business revenues represented approximately one-third of total revenues and increased in excess of 20% and 30% for the three and nine months ended September 30, 1997, respectively, over the comparable periods in the prior year. Growth in international service revenues across all revenue service lines was approximately 100% and 70% for the three and nine months ended September 30, 1997, respectively compared to the same periods in 1996.

         The Company experienced a decrease in average revenue per MOU for both the three and nine months ended September 30, 1997, as compared to the same periods in 1996. Revenue per MOU reflects changing cost of services, changes in the mix of services by market segments and competitive pricing. The growth in business and international service volumes, as measured in MOUs, exceeded the growth in revenue due to competitive pricing pressures and changes in the mix of international country traffic. In addition, the Company has experienced MOU growth from high volume business customers who primarily use dedicated access services rather than switched services, which have a lower revenue per MOU. The Company's growth in various segments, which have different rate structures and generate different gross margins, has changed its revenue mix and consequently impacted the average revenue per MOU.

         The Company has experienced an increase in sales allowance in 1997, reflected as a charge to gross revenue, as a result of the growth in revenue and a shift in the customer mix towards the residential/small business service segment. A significant portion of the residential/small business accounts receivable balance is billed and collected through LECs. The Company continues to evaluate and monitor performance of the LECs, as these costs of uncollectible accounts have exceeded historical expectations. The Company's experience with a higher level of uncollectible accounts in the residential/small business segment is consistent with industry trends.

         The Company uses a variety of channels to market its services. In addition to its internal sales force, the Company uses a combination of other channels, such as advertising and third party sales agents. For certain third party sales agents, compensation is paid to agents in the form of an ongoing commission based upon collected long distance revenue attributable to customers sold by the agents. The Company retains responsibility for the customer relationship, including billing and customer service. American Communications Network, Inc., a nationwide network of third party sales agents, continued to be the largest of the Company's sales agents for residential/small business customers. The Company does, however, continue to expand its sales presence across the country using a variety of channels.

         GROSS MARGIN. The Company's gross margin increased 23% to $151.3 million and 25% to $421.3 million for the three and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996. During the three and nine months ended September 30, 1997, gross margin as a percentage of revenue decreased to 41.5% and 41.4%, respectively, from 42.4% and 41.6% for the same periods in 1996, respectively. The decrease as a percentage of revenue reflects a shift in revenue mix to high volume customers with lower gross margins per MOU as well as continued competitive pricing pressures.

         The Company's fiber expansion planned for the second half of 1997 and early 1998, will temporarily result in redundant facilities and increased costs while traffic is moved from current leased facilities to the new owned facilities. However, once this transition is completed, which is expected to be throughout 1998, the Company will realize a lower cost of service. The Company continues to evaluate strategies to reduce its cost of services and improve the reliability and efficiency of the Network.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 23% to $83.0 million and 24% to $230.8 million for the three and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996. As a percentage of revenues, selling, general and administrative expenses were 22.8% and 22.7% for the three and nine months ended September 30, 1997, respectively, as compared to 23.4% and 23.0% for the same periods in 1996, respectively. Annualized revenue per employee has remained at approximately $500,000 per employee through the nine months ended September 30, 1997.

         The Company's selling, general and administrative expense increases year-over-year were substantially impacted by payroll and commissions. Payroll expenses increased 23% and 26% for the three and nine months ended September 30, 1997, respectively. Payroll expenses increased at a slower rate than the revenue increase which resulted from business segments which do not require concurrent increases in selling, general and administrative expenses.

         The increase in selling, general and administrative expenses includes a $5.2 million and $13.7 million increase in commission expense for the three and nine months ended September 30,

1997, respectively, over the comparable prior periods. The growth in residential/small business revenue sold by third party sales agents with upfront and ongoing commissions impacted commission expense. The costs incurred for third party sales agents' commissions primarily replace other variable marketing and selling expenses for this revenue segment.

         The Company anticipates an incremental increase in selling, general and administrative expenses due to the expansion of its geographic sales presence, entrance into the local service market, and temporarily, due to acquisition activity. During the nine months ended September 30, 1997, the growth in selling, general, and administration expenses has been less than revenue growth, which reflects productivity and operating efficiencies.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense for the three and nine months ended September 30, 1997 was $22.8 million and $61.4 million, respectively. The increase reflects the investments made in infrastructure for sales, customer service and other service delivery systems in support of the Company's growth in revenues and MOUs. The Company anticipates that depreciation and amortization will continue to increase due to investments in new technology, as well as the expansion of the owned portion of the Network. The increase in depreciation and amortization for the additional Network facilities is expected in first quarter of 1998. Depreciation and amortization expense as a percentage of revenues was 6.3% and 6.0% for the three and nine months ended September 30, 1997, respectively, as compared to 5.6% and 5.7% for the same periods in 1996, respectively.

         OPERATING INCOME. Operating income increased 18% to $45.5 million and 24% to $129.1 million for the three and nine months ended September 30, 1997, respectively, over the same periods in 1996. As a percentage of revenues, operating income was 12.5% and 12.7% for the three and nine months ended September 30, 1997, respectively, compared to 13.4% and 12.9% for the same periods in 1996. The decline in operating income as a percentage of revenue reflects the competitive pressures on gross margin, and the increased depreciation for the Company's capital expenditures prior to the full benefit of these investments being reflected in the results of operations.

         INTEREST AND OTHER EXPENSE, NET. Interest and other expense, net of capitalized interest, increased to $8.5 million and decreased to $22.2 million for the three and nine months ended September 30, 1997, respectively, compared to $7.7 million and $22.9 million for the same periods in 1996, respectively. Interest expense included a full quarter of interest from the newly issued Senior Notes, which resulted in the increase for the third quarter 1997 over 1996. The Company was able to reduce the level of outstanding debt during the first half 1997 compared to 1996, through the Securitization Program, which provided a lower cost of capital, as well as a lower interest expense on the Credit Facility. Although interest expense decreased year-over-year, interest expense is expected to increase due to a higher rate of the interest associated with the Senior Notes compared to the short-term rates currently available under existing facilities. The Company also expects a higher average borrowing as a result of the Senior Notes during the second half of 1997, compared to the same period in 1996. However, the fixed interest rate on the Senior Notes provides interest rate stability and frees capacity under the Company's other short-term facilities.

         INCOME TAX EXPENSE. Income tax expense was $14.4 million and $42.4 million for the three and nine months ended September 30, 1997, respectively, as compared to $10.8 million and $28.5 million for the same periods in 1996, respectively. The Company's net operating loss (NOL) carryforwards for financial statement purposes were fully utilized in 1996, resulting in an increase in the estimated effective tax rate to 39.5% in 1997 from 35% in 1996. The increase in income tax expense resulted from the increase in the estimated effective tax rate and the growth in earnings before taxes. The Company analyzes and adjusts its effective tax rate, if necessary, on a quarterly basis.

         PREFERRED DIVIDENDS. The Company's previously outstanding shares of 5% Cumulative Convertible Exchangeable Preferred Stock (Preferred Stock) were redeemed on September 3, 1996, thereby eliminating the corresponding preferred dividend payments. The annual savings from the eliminated dividend payments is approximately $5.8 million, based upon the original 4.6 million shares issued in August 1993.

LIQUIDITY AND CAPITAL RESOURCES

         LCI International, Inc. (LCII) is a holding company and conducts its operations through its direct and indirect wholly-owned subsidiaries. The Company's discussion of its liquidity is based on the consolidated group.

         CASH FLOWS - OPERATING ACTIVITIES. The Company provided $80.6 million of cash from operations for the nine months ended September 30, 1997, compared to $238.9 million for the same period in 1996. Excluding the net securitization activity, cash from operations was $122.8 million for the nine month period ended September 30, 1997, compared to $130.9 million for the same period in 1996. The Company's growth in revenues and net income has provided consistent operating cash flows.

         CASH FLOWS - INVESTING ACTIVITIES. The Company has supported its growth strategy with capital expenditures and acquisitions, resulting in $232.3 million in cash used for investing activities during nine months ended September 30, 1997, compared to $224.0 million in 1996. During the nine months ended September 30, 1997, the Company spent $224.5 million in capital expenditures to acquire additional switching, transmission and distribution capacity, as well as to develop and license information systems support, representing an increase of $118.7 million from the same period in 1996. This increase includes the $40 million payment for the Chicago-Dallas fiber purchase in September 1997.

         CASH FLOWS - FINANCING ACTIVITIES. Financing activities provided a net $151.7 million for the nine months ended September 30, 1997, compared with $14.9 million used in financing activities during the same period in 1996. In June 1997, the Company received proceeds of $350 million from the issuance of long-term debt (see Capital Resources below) and the proceeds were used, in part, to repay other then outstanding indebtedness.

         CAPITAL RESOURCES. The net proceeds from the issuance of the Notes were used to repay outstanding indebtedness and for working capital and general corporate purposes.

         The Company has a $750 million Credit Facility with a syndicate of banks, which allows the Company to borrow funds on a daily basis. As a result, the Company uses its available cash to reduce the balance of its borrowings and usually maintains no cash on hand. As of September 30, 1997, there was no outstanding balance on the Credit Facility. The interest rate on the debt outstanding is variable based on several indices (See Note 5 to the Condensed Consolidated Financial Statements).

The Credit Facility contains certain financial and negative covenant requirements. As of September 30, 1997, the Company was in compliance with all covenants.

         The Company has three separate Discretionary Line of Credit Agreements (Lines of Credit) with commercial banks for a total of $75 million. The Lines of Credit provide flexible short-term borrowing facilities at competitive rates dependent upon a market indicator. Any outstanding balance is reflected in long-term debt in the accompanying consolidated balance sheets due to borrowing availability under the Credit Facility to repay such balances. As of September 30, 1997, there was a $17.9 million outstanding balance on the Lines of Credit.

         The Company maintains a Securitization Program to sell a percentage ownership interest in a defined pool of the Company's trade accounts receivable. The Company can transfer an undivided interest in a designated pool of accounts receivable on an ongoing basis to maintain the participation interest up to $150 million. At September 30, 1997, the pool of trade accounts receivable which was available for sale was approximately $141 million and the amount of receivables sold was approximately $70 million.

         CAPITAL REQUIREMENTS. During 1997, the Company expects that its non-binding commitment for capital expenditures, which is dependent on the Company's geographic and revenue growth, to increase from 1996 levels. These on-going capital requirements are primarily for switching and transmission facilities, technology platforms and information systems applications.

         In addition to its ongoing capital requirements, the Company has entered into several agreements to extend its owned fiber-optic network throughout several geographic areas of the United States. The Company has binding commitments to purchase will make payments of approximately $270 million of fiber-optic capacity and related equipment. In September 1997, the company accepted approximately 1,500 route-miles from Chicago, Illinois to Dallas, Texas and paid approximately $40 million for the position in the fiber. The timing of other payments will depend on the delivery and acceptance of facilities, which is expected to occur in the first half of 1998. The Company believes it has adequate cash flow and borrowing capacity to fund planned capital expenditures.

         On September 18, 1997, the Company signed a definitive agreement to acquire USLD Communications Corp. (USLD), in a stock-for-stock transaction that will be accounted for as a pooling of interests. USLD provides long-distance telecommunications services primarily to business customers in the Southwest, Southeast, Pacific Northwest and Western regions of the United States. In addition, USLD offers operator services for the hospitality and pay phone industries, and local telephone services in selected markets. The Company expects the acquisition to close by the end of the year. The Company will exchange the fraction of a share of Common Stock having a value of $20 per share (valued pursuant to the formula contained in the agreement), for each outstanding share of USLD common stock resulting in a purchase price of between $350 -$370 million. This acquisition is contingent on regulatory approval and on the ability to qualify as a pooling transaction.

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

         COMMITMENTS AND CONTINGENCIES. The Company has agreements with certain interexchange carriers, LECs and third party vendors to lease facilities for originating, terminating and transport services. The third party carriers include WorldCom Network Services, Inc. d/b/a WilTel, Frontier Corporation, AT&T, Sprint and MCI. In addition, the Company uses services provided by each RBOC, GTE and other smaller LECs. Some agreements require the Company to maintain minimum monthly and/or annual billings based on usage. The Company has met and expects to continue to meet such minimum usage requirements.

         In October 1997, the Company amended a contract with a significant carrier. Under the original contract, the Company had an obligation to use that carrier for a significant percentage of domestic and international services that the Company provides through its leased facilities. Under the terms of the amended contract, the Company received a reduction in usage commitments and a usage credit, in exchange for agreeing to increases in certain rates. The Company expects to mitigate the impact of these increased rates by applying the usage credit against future activity over the life of the amended contract and by migrating traffic to other lower priced vendors. In addition, under the amended contract the Company will swap fiber along routes with excess capacity in exchange for fiber along strategic routes beneficial to the Company. If the Company is unable to identify lower cost traffic routes, it may incur increased facility costs when the available usage credit is exhausted. The Company does not expect that the amended contract will have a material adverse impact on the results of operations.

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

         IMPACT OF SEASONALITY. The Company's revenue is subject to seasonal variations based on each business segment. Use of long-distance services by commercial customers is typically lower in the fourth quarter due to holidays. An increase in residential/small business revenue as a proportion of the Company's total revenues would cause the seasonal impact due to changes in commercial calling patterns to be reduced. The Company is unable to predict the revenue impact of a shift to a larger residential customer base.

         PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 - SAFE HARBOR CAUTIONARY STATEMENT. This report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995 (the Reform
Act). These forward-looking statements express the beliefs and expectations of management regarding LCI's future results and performance and include, without limitation, the following: statements concerning the Company's future outlook; the Company's plans to enter the local service market; the effect of FCC and judicial rulings pertaining to the Act, local service competition and RBOC entry into the long-distance market; the impact of marketplace competition on pricing strategies and rates; expected revenue growth; the cost reduction strategies and opportunities to expand the Network which may allow for increased gross margin; expected future interest rates; funding of capital expenditures and operations; the Company's beliefs regarding a catastrophic service failure; and other similar expressions concerning matters that are not historical facts.

         Such statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results, performance and/or achievements of the Company to differ materially from any future results, performance or achievements, expressed or implied by the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements and any such statement is qualified by reference to the following cautionary statements. In connection with the safe harbor provisions of the Reform Act, the Company's management is hereby identifying important factors that could cause actual results to differ materially from management's expectations including, without limitation, the following: increased levels of competition in the telecommunications industry (including the competitive factors described in Industry Environment), including RBOC entry into the interLATA long-distance industry and the corresponding impact on pricing; the adoption and application of rules and regulations implementing the Act, including the decisions of Federal and state regulatory agencies and courts interpreting and applying the Act; the impact of access charge reform; the ability to negotiate appropriate local service agreements with LECs; the timely delivery of planned Network expansions and other risks described from time to time in the Company's periodic filings with the Securities and Exchange Commission. The Company is not required to publicly release any changes to these forward-looking statements for events occurring after the date hereof or to reflect other unanticipated events.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


         Vanus James v. LCI International, Inc. et al. and American Communications Network, Inc. was commenced in late May 1995 in the Supreme Court, Kings County, New York. The plaintiff purported to bring a class action lawsuit against the Company, certain of its affiliates, and American Communications Network, Inc., one of the Company's sales agents. In March 1997, the court approved a settlement of this class action suit that became effective as of April 25, 1997. The Company has complied with all aspects of the settlement and the settlement did not have a material adverse impact on the Company's results of operations or financial condition.

         The Company has also been named as a defendant in various other litigation matters incident to the character of its business. The Company believes it has adequate accrued loss contingencies with respect to all litigation matters and, although the ultimate outcome of these claims cannot be ascertained at this time, these current pending or threatened litigation matters are not expected to have a material adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: The exhibits filed as part of this report are set forth in the Index of Exhibits on page 30 of this report.

(b) Reports on Form 8-K: On September 23, 1997, the Company filed a report on Form 8-K to report the signing of a definitive Agreement and Plan of Merger between the Company and USLD Communications Corp.

                                   SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            LCI INTERNATIONAL, INC.



         DATE: November 12, 1997             BY:  /s/ Joseph A. Lawrence
               -----------------                  ----------------------
                                                  Joseph A. Lawrence


                                            Chief Financial Officer,
                                            Executive Vice President and
                                              Chief Financial Officer


                                            (as duly authorized officer and
                                             principal financial officer)

                                 EXHIBIT INDEX

The following Exhibits are included in this Quarterly Report on Form 10-Q:


  Exhibit                            Exhibit
  Number                             Description
-----------      ---------------------------------------------------------------
2(b)             Agreement and Plan of Merger, dated as of September 17, 1997, by and among LCI International, Inc., LCI Acquisition Corp.
                 and USLD Communications Corp. (1)

3(i)(a)          Amended and Restated Certificate of Incorporation. (2)

3(i)(c)          Certification of Designation, Preferences and Rights of Junior
                 Participating Preferred Stock. (3)

3(ii)            Amended and Restated By-laws. (4)

4(c)(xv)         Third Amended and Restated Credit Agreement, dated as of
                 September 5, 1997, by and among LCI International, Inc., First
                 Union National Bank, Nationsbank of Texas, N.A., and The Bank of New York.

4(c)(xvi)        364 Day Credit Agreement, dated as of September 5, 1997, by and among LCI International, Inc., First Union National Bank,
                 Nationsbank of Texas, N.A., and The Bank of New York.

11               Statement Regarding Computation of Per Share Earnings

27               Financial Data Schedule





(1) Incorporated by reference from the Company's Current Report on Form 8-K dated September 17, 1997.

(2) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.

(3) Incorporated by reference from the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 1997.

(4) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.