Form 10-K
period 1997-12-31
LCI INTERNATIONAL INC /VA/
filed 1998-03-17
CIK 899760

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                                   (Mark One)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1997

OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

         For the transition period from                  to
                                        ----------------    ------------------

                         Commission file number 0-21602

                            LCI INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                               13-3498232
    (State or other Jurisdiction of      (I.R.S. Employer Identification Number)
     Incorporation or Organization)
                                                          22102
    8180 GREENSBORO DRIVE, SUITE 800                    (Zip Code)
               McLEAN, VA
(Address of principal executive offices)

     Registrant's telephone number, including area code:    1-800-296-0220

          Securities registered pursuant to Section 12(b) of the Act:

         Title of Each Class           Name of Each Exchange on Which Registered
         -------------------           -----------------------------------------

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]

         The aggregate market value of the voting common equity held by non-affiliates of LCI International, Inc. was $3,237,110,142 March 2, 1998.

         As of March 2, 1998, there were 96,814,799 shares of LCI
International, Inc. Common Stock (par value $.01 per share) outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 1998 Annual Meeting of Shareowners -
Part III

                            LCI INTERNATIONAL, INC.
                        1997 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS


PART I
---------------------------------------------------------------------------------------------------------------
ITEM 1.   Business                                                                                         3
ITEM 2.   Properties                                                                                      11
ITEM 3.   Legal Proceedings                                                                               11
ITEM 4.   Submission of Matters to a Vote of Security Holders                                             11

EXECUTIVE OFFICERS OF THE COMPANY                                                                         12


PART II
---------------------------------------------------------------------------------------------------------------
ITEM 5.   Market for the Company's Common Equity and Related Shareowner Matters                           13
ITEM 6.   Selected Financial Data                                                                         14
ITEM 7.   Management's Discussion and Analysis of Financial Condition and Results
            of Operations                                                                                 15
ITEM 7A.  Quantitative and Qualitative Disclosure About Market Risk                                       27
ITEM 8.   Financial Statements and Supplementary Data                                                     27
ITEM 9.   Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure                                                                          48

PART III
---------------------------------------------------------------------------------------------------------------
ITEM 10.  Directors and Executive Officers of the Company                                                 48
ITEM 11.  Executive Compensation                                                                          48
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management                                  48
ITEM 13.  Certain Relationships and Related Transactions                                                  48

PART IV
---------------------------------------------------------------------------------------------------------------
ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                                 49

INDEX TO EXHIBITS                                                                                        E-1

SIGNATURES                                                                                               S-1

                                     PART I

ITEM 1.  BUSINESS

    LCI International, Inc., together with its subsidiaries (LCI or the Company), is a facilities-based, telecommunications carrier that provides a broad range of voice and data telecommunications services in domestic and international markets: commercial, wholesale, residential/small business and local. The Company provides service to its customers spanning the U.S. and more than 230 countries through owned and leased digital fiber-optic facilities (the Network). LCI's Network includes more than 15 switches strategically located throughout the U.S., connecting LCI to metropolitan areas that account for 95% of U.S. call volume.

    LCI International, Inc., a Delaware corporation, was incorporated in 1988 and is a holding company. The Company's operations are conducted through LCI's direct and indirect wholly owned subsidiaries, principally LCI International Management Services, Inc., LCI International Telecom Corp., and USLD Communications Corp.

INDUSTRY BACKGROUND

    Historically, the Company has operated in the $80 billion long-distance telecommunications industry. The long-distance industry is highly competitive and is currently dominated by the three largest interexchange carriers: AT&T Corporation (AT&T), MCI Communications Corporation (MCI) and Sprint Corporation (Sprint). In 1997, fewer than 10 other publicly traded interexchange carriers, including the Company, had annual revenues exceeding $1 billion. The balance of the long-distance industry comprises several hundred smaller interexchange carriers. Recent legislative and regulatory activity is designed to foster one telecommunications industry that encompasses long-distance and local telecommunications services, as well as data and network services.

    The local telecommunications industry is approximately $95 billion and is dominated by the regional Bell operating companies (RBOCs) and GTE Communications Corporation (GTE). The RBOCs and GTE have the authority to provide interLATA (local access transport area) long-distance service outside their service regions. The Telecommunications Act of 1996 (the Act) established procedures whereby the RBOCs can apply for authority to provide interLATA long-distance service inside their respective service regions. Similarly, certain of the requirements governing GTE's provision of in-region long-distance service were removed by the legislation. The nature of competition in this combined industry is expected to change significantly as legislative, regulatory and judicial activities progress. The Company intends to provide combined local and long-distance services to compete in what is expected to be a combined $150 billion market.

    The present long-distance telecommunications marketplace was shaped by the 1984 court-ordered divestiture by AT&T of its 22 Bell Operating Companies, known as "BOCs." As part of the AT&T Divestiture Consent Decree, the United States was divided into geographic areas known as local access transport areas (LATAs). The local exchange carriers (LECs), which include the RBOCs and independent local exchange carriers, provide local telephone service, local access services and short-haul toll service. Interexchange carriers (IXCs) including the Company and certain independent local exchange carriers, provide interLATA long-distance service and long-distance service within LATAs.

    The Company's ability to compete and grow is subject to changing industry conditions. Legislation and the resulting regulatory and judicial action have had a significant impact on the current industry environment. These changes will alter the nature and degree of competition in both the local and long-distance segments of the industry and could directly impact the Company's future growth opportunities.

INDUSTRY STRUCTURE

    The long-distance telecommunications market is highly competitive. The principal competitive factors affecting the Company's market share are pricing, regulatory and judicial developments (as described above), customer service and diversity of services and features. The Act is expected to change the nature of the industry by allowing carriers other than incumbent LECs to provide local service, while permitting RBOCs to provide interLATA long-distance services. As RBOCs are allowed into the long-distance market, the Company expects competition within the industry to increase in both the long-distance and local markets.

    Several of the Company's competitors are larger and have greater financial, technical and marketing resources. In addition to the largest telecommunications companies, (AT&T, MCI and Sprint, or the Big Three), the Company also competes with hundreds of other long-distance carriers, as well as LECs, in various types of telecommunications services. The Company's principal pricing strategy is to offer a simple, flat-rate pricing structure with rates competitive with those of the Big Three. Although LCI is prepared to respond to competitive offerings from other carriers, the Company continues to believe that its Simple, Fair and Inexpensivesm marketing and service pricing approach is competitive in retaining existing customers, as well as in obtaining new customers. In 1997, the Company introduced Exact Billing(SM), a differentiator that neither the Big Three nor any other nationwide long-distance carrier offers, giving LCI a competitive advantage in some markets (see discussion under Telecommunication Services). The Company believes that the nature of competition will continue to change with consolidation in the industry. The Company's ability to compete effectively will depend on maintaining exceptional customer service and high quality, market-responsive services at prices generally equal to or below those charged by its major competitors.

    Industry Mergers. The telecommunications industry has experienced significant merger activity in the last year. Of the many mergers that have occurred or have been announced in the last year, the most significant include:
Bell Atlantic/NYNEX; SBC/Pacific Telesis (PacTel); MCI/WorldCom; SBC/Southern New England Telephone Company; and, most recently, AT&T/Teleport Communications Group. To date, only the Bell Atlantic/NYNEX and SBC/PacTel mergers have received federal and state regulatory approvals. At this time the Company is unable to predict the impact of these mergers, if any, on the Company or competition within the industry as a whole.

PROPOSED MERGER

    On March 8, 1998, the Company entered into a merger agreement with Qwest Communications International Inc. (Qwest) and a subsidiary of Qwest pursuant to which LCI will become a wholly owned subsidiary of Qwest. The all-stock transaction is valued at approximately $4.4 billion. Under the terms of the agreement, each of the outstanding shares of the Company's common stock, par value $.01 per share, will be converted into $42 of Qwest common stock, subject to certain exceptions. The number of shares of Qwest common stock to be exchanged for each share of the Company's common stock will be determined by dividing $42 by a 15-day volume weighted average of trading prices for Qwest common stock prior to the closing, but will not be less than 1.0625 shares (if Qwest's average stock price exceeds $39.53) or more than 1.5583 shares (if Qwest's average stock price is less than $26.95). The Company may terminate the merger agreement if Qwest's average stock price is less than $26.95, unless Qwest then agrees to exchange for each share of common stock of the Company the number of Qwest shares determined by dividing $42 by such average price. The merger is intended to qualify as a tax-free reorganization and will be accounted for as a purchase. It is anticipated that the merger will occur by the end of the third quarter of 1998. The transaction is subject to the majority vote of the outstanding shares of Qwest and LCI and to other customary conditions such as receipt of regulatory approvals. The majority shareholder of Qwest has entered into an agreement to vote in favor of the merger. There can be no assurances that the conditions to closing of the merger will be met.

ACQUISITIONS

    On December 22, 1997, the Company acquired USLD Communications Corp.
(USLD), in a stock-for-stock merger that was accounted for as a pooling of interests. USLD provided long-distance telecommunications services principally to business customers in the Southwest, Southeast, Pacific Northwest and Western regions of the United States. In addition, USLD offered operator services for the hospitality and payphone industries, as well as local telephone service in selected markets. The Company exchanged approximately 12 million shares of Common Stock for all of the outstanding shares of USLD common stock. The Company's Consolidated Financial Statements have been restated to include the results for USLD, as though the companies had always been a combined entity.

    In 1996, USLD spun off Billing Information Concept Corp. (Billing) as a separate public company. The Company's results of operations reflect the results of Billing as discontinued operations in accordance with Accounting Principles Board Opinion No. 30 (APB 30). For the comparative periods presented, the Company's results of operations include the acquisitions of Teledial America, Inc. (Teledial America) and ATS Network Communications, Inc.
(ATS) from January 1, 1996, and the acquisition of Corporate Telemanagement Group, Inc. (CTG) from September 1, 1995.

TELECOMMUNICATIONS SERVICES

    The Company provides a broad array of long-distance and local telecommunications services to its customers, which include residential/small business, medium-sized and large businesses, national accounts, other interexchange carriers, government agencies and academic institutions. The Company's switched services include basic long-distance or measured toll service (MTS), accessible via "l plus" dialing or dialing a five digit access code (10XXX).

    The Company has developed a marketing strategy that focuses on differentiating LCI through "simple, fair and inexpensive" domestic and international telecommunications service offerings in all market segments. The Company provides low, easy to understand rates, that vary primarily based on the time a call is placed and not by the distance of an interstate call. Since 1991, the Company has offered flat rates to business customers. In 1992, the Company was the first to bill residential customers in six-second increments, instead of rounding up to the full minute like every major competitor. In 1997, LCI was the first to introduce Exact Billing(SM) to both residential and business customers, billing in single second increments, after an initial one minute call increment. In addition, the Company offers discounted evening rates beginning at 6 p.m. and does not require waiting until later hours for discounts. The Company does not attach complex conditions to the simple, fair and inexpensive service, such as minimum monthly usage or term requirements, or requiring customers to sign up other customers to earn full discounts. For commercial customers, LCI also focuses on offering a full complement of high quality, competitively priced services to small, medium-sized and large customers including calling card services, prepaid calling cards, toll-free services, audioconferencing, frame relay data service, broadcast fax, Internet access, and specialized high-volume data transmission services. Although the Company provides long-distance services to a wide range of market segments, the Company does not seek to compete with every service offered by the Company's competitors. The Company's strategy for competitive flexibility includes a balance across all market segments with selective service offerings.

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

TARGETED SERVICE OFFERINGS

    Residential/small business customers and medium-sized businesses primarily purchase switched services, while carriers and large commercial customers typically purchase both switched and dedicated services. Switched services, charged on a usage-sensitive basis, are telecommunications services provided to each customer through switching and transmission facilities. Private line services, a type of dedicated service, are charged on a fixed price basis for which transmission capacity is reserved for a specific customer's traffic.

    Business Services. In each of 1997, 1996 and 1995, business long-distance customers, including wholesale customers, accounted for more than 70% of the Company's annual revenues. The Company has expanded its marketing to include a full range of large and small businesses throughout the United States. In 1997, LCI introduced Simply Guaranteed Plus(SM) for general business customers which offers an all-in-one package with guaranteed domestic rates for business customers spending between $100 and $10,000 a month. It offers a complete line of voice and data services with Exact Billing(SM) at rates that are, on average, 30% lower than those offered by the Big Three. In response to the fast-growing market of small and home-based businesses, the Company delivered services specially tailored to the needs of these customers through its product offering Simply Business(SM). Unlike other plans for businesses, the Company offers plans that do not require term commitments, contracts, subscription fees or penalties. These popular commercial services have continued to be successful and have been extended to the small and medium-sized business customer. The Company's simple, fair and inexpensive philosophy also extends to pricing for international calls, with rates varying based on the originating and terminating countries.

    Another important source of revenue for the Company is the sale of transmission capacity and services to other long-distance wholesalers and to resellers of long-distance service. Although gross margin on some switched services sales can be lower than the Company's overall average, the service expenses associated with this segment are lower, and should result in an operating margin in line with the Company's overall average.

    The Company also offers private line telecommunications services to its business and wholesale customers, as well as increased offerings to small to mid-sized companies. Private line services are dedicated exclusively for a single customer's use and typically connect to three or four customer locations with dedicated access facilities. The Company has experienced success with its frame-relay service, FramePlus(SM), and offers strict performance guarantees and new network management technologies.

    Residential Services. Within the past three years, the Company has implemented marketing and service development efforts intended to expand its share of the U.S. residential long-distance market. The Company offers residential customers Exact Billing(SM) after the first minute for all state-to-state, international outbound, in-state, toll, residential 800 and calling card calls. Residential/small business revenue grew 30%, 125%, and 170% in 1997, 1996, and 1995, respectively, and represented approximately 30% of revenue in 1997 and 1996 and 20% in 1995. The decline in residential/small business revenue growth in 1997 reflects competitive pricing as well as a larger base of customers and revenue.

    In addition to its internal sales force, the Company uses a combination of other channels, such as advertising and third-party sales representatives, to market its services. For certain third-party sales representatives, compensation is paid through a combination of upfront payments and an ongoing commission based upon collected long-distance revenue attributable to customers identified by the representatives. The Company retains responsibility for the customer relationship, including billing and customer service. American Communications Network, Inc. (ACN), a nationwide network of third-party sales representatives, continued to be the largest of the Company's sales representatives for residential/small business customers. The Company has diversified and expanded other sales channels and, as a result, channels other than ACN currently are generating more than 70% of new residential/small business sales. ACN is authorized to sell certain defined services that currently exist; new services may or may not be authorized in the future.

    The Company has experienced an increase in selling, general and administrative expenses such as billing, commissions, and bad debt expenses as a result of the growth in the residential/small business service line. Although, the residential/small business segment incurs higher proportional selling, general and administrative costs, it also provides a higher gross margin than most other segments.

    Local Services. The Company is seeking state approval to resell local services in various states, which would enable the Company to provide combined local and long-distance services to existing and prospective customers. The Company is currently reselling local telecommunications service in more than 30 markets.

    The Company has extended its simple, fair and inexpensive marketing strategy to its local service offerings. Through the Company's Simply Direct(SM) service offering, LCI's local service customers will receive simplified rates, direct dialing for local and long distance service, 24-hour customer service, combined billing for local and long distance service and six-second incremental billing.

FACILITIES EXPANSION

    The Company's Network utilizes transmission equipment consisting of digital fiber optic transmission circuits to complete long-distance calls. In 1997, the Company entered into several agreements to extend its owned fiber-optic network throughout several geographic areas of the United States. The Company purchased 3,100 route miles from Chicago to Los Angeles, via Dallas. The route miles from Chicago to Dallas were paid for and delivered in the third quarter of 1997 with the remaining miles from Dallas to Los Angeles expected for delivery in the first half of 1998. The Company also purchased a position in 729 route miles from Cleveland to New York and 1,925 route miles between Washington D.C. and Dallas. Delivery of the route miles is expected in the first half of 1998. In addition, the Company has entered into an agreement to swap fiber along routes with excess capacity in exchange for fiber from New York to Baltimore, which completes a strategic Network fiber ring for the Company. Adding to the Company's 1,400 route miles within the central Midwest region of the United States, the Company will have more than 8,500 route miles of owned network capacity. The Company provides nationwide long-distance telecommunications services primarily through its entire Network, which includes both owned and leased digital fiber optic transmission facilities spanning the continental United States. The Company expects increased costs during the transition to the new owned facilities during 1998, but expects a lower cost of services after the transition and as a result of the Network synergies. The Company will continue to evaluate the best options to expand its network capacity through leased or owned facilities.

    In 1997, the Company opened sales offices in Denver, Boston, Los Angeles, Tampa, and Fort Lauderdale. The offices added with the acquisition of USLD expanded our coverage into the Southwest, West, and Pacific Northwest. As of the end of 1997, the Company has more than 60 direct sales offices.

LEGISLATIVE MATTERS

    Telecommunications Act of 1996. In February 1996, the Telecommunications Act of 1996 (the Act) was enacted to increase competition in the long-distance and local telecommunications industries. The legislation is intended to open competition in the local services market and, at the same time, contains provisions intended to protect consumers and businesses from unfair competition by incumbent local exchange carriers (LECs), including the RBOCs. The Act allows RBOCs to provide interLATA long-distance voice and data services to consumers inside their local service territories only after meeting certain competitive criteria, including a list of 14 specific "competitive checklist" requirements for opening the local market to competition.

    The Act provides a framework for the Company and other long-distance carriers to compete with LECs by reselling local telephone service, leasing unbundled elements of the incumbent LEC networks or building new local service facilities. The Company has signed local service resale agreements with Ameritech, BellSouth and Bell Atlantic, an interconnection agreement with Ameritech and is currently in formal interconnection negotiations with several other LECs. LCI intends to vigorously compete in the local service market and is currently providing local service to customers on a bundled resale basis. The Company is also evaluating providing local service through the recombination of unbundled network elements; however, a recent court ruling (see Local Competition Order, below) does not require the LECs to recombine the various network elements on behalf of local service competitors. The Company could also decide in the future to build, or otherwise acquire, local service facilities or use a competitive LEC other than incumbent LECs (such as the RBOCs or GTE) to provide local service. The Company's decision on the timing and method of providing local service is dependent on the economic viability and profitability of its options, the resolution of various operational issues, and the outcome of several pending regulatory and judicial proceedings.

    In July 1997, SBC Communications Inc. (SBC), US West and Bell Atlantic filed a lawsuit in the United States District Court for the Northern District of Texas (the District Court) challenging, on constitutional grounds, the restrictions contained in the Act applicable only to RBOCs. The plaintiffs sought both a declaratory judgment and an injunction against the enforcement of the challenged provisions. On December 31, 1997, the District Court ruled that the RBOC-specific provisions of the Act were an unconstitutional bill of attainder, but on February 11, 1998 stayed the effectiveness of its order pending appeal. The Federal Communications Commission (FCC), AT&T, MCI and Sprint have appealed this ruling to the United States Court of Appeals for the Fifth Circuit. If the ruling is ultimately upheld, the RBOCs will likely be able to provide long-distance services within their local service territories much sooner than expected and without first undergoing the kind of detailed review by state regulators and the FCC that is currently required under the Act. If this decision is upheld, the Company would expect to see a significant increase in competition in long-distance services which could result in the loss of market share and/or a decrease in operating margins. The Company is unable to predict the outcome of the pending appeal.

    In addition, Congress is considering several amendments to the Act. Congress is considering reducing or eliminating the statutory requirements that RBOCs must meet prior to entering the in-region, interLATA market. In addition, Congress is considering legislation that would impose increased verification requirements when a customer switches to a new long-distance carrier and would increase the penalties for violations of the verification requirements. The company cannot predict whether these amendments will be passed.

REGULATORY MATTERS

    In order to implement the Act, the FCC is required to undertake a variety of regulatory actions that impact competition in the telecommunications industry. Many of the actions taken by the FCC to implement the Act -as well as the Act itself - face court challenges. Certain of these regulatory actions are described below.

    Local Competition Order. In August 1996, the FCC adopted a local competition order (the Local Competition Order) which established a minimum national framework related to the manner in which companies wanting to provide local service could interconnect with the LECs. The Local Competition Order covered several important interconnection issues, including the purchase of unbundled local network elements, resale discounts and arbitration procedures between incumbent LECs and competitive local exchange carriers.

    Several states, companies, associations and other entities appealed the Local Competition Order. On July 18, 1997, the United States Court of Appeals for the Eighth Circuit (the Eighth Circuit) overturned on jurisdictional grounds many of the rules established in the Local Competition Order, including the pricing of interconnection, resale and unbundled network elements. In addition, the Eighth Circuit overturned the "pick-and-choose" rule, which would have allowed potential competitors to receive the benefit of the most favorable provisions contained in a LEC's interconnection agreements with other carriers. On October 14, 1997, the Eighth Circuit further overturned the FCC's rules pertaining to the unbundled network elements platform. The Eighth Circuit concluded that the FCC's rules prohibiting a LEC from separating network elements that are currently combined in the incumbent LEC's network are contrary to the Act. The FCC and others filed a petition for a writ of certiorari asking the United States Supreme Court to accept the case and consider the merits of various appeals. In addition, several incumbent LECs filed cross petitions with the Supreme Court requesting review of the Eighth Circuit's decision to uphold certain of the FCC's rules regarding resale and unbundled network elements. On January 26, 1998, the Supreme Court announced that it will hear the appeals from the Eighth Circuit.

    The Eighth Circuit's decisions substantially limit the FCC's jurisdiction and expand the jurisdiction of state regulators to establish and enforce rules governing the development of local competition. If the Eighth Circuit's decisions are upheld, it is likely that over time the rules governing local competition will vary substantially from state to state. If a patchwork of state regulations were to develop, it could make competitive entry in some markets difficult and expensive and could increase the costs of regulatory compliance associated with local entry. If the Supreme Court were to uphold the Eighth Circuit ruling, it could negatively affect the Company's ability to offer competitive local service and increase the costs associated with local service. The Company cannot predict the outcome of the current appeals to the Supreme Court.

    RBOC Applications to Provide In-Region InterLATA Long-Distance. Throughout 1997, various RBOCs applied to the FCC for authority to provide in-region interLATA service. The FCC denied these in-region applications for various reasons, including that the RBOCs have not demonstrated compliance with the competitive checklist or the other safeguards of the Act. The FCC's orders have been appealed in a number of proceedings. The Company is unable to predict when one or more RBOCs may be actively competing in the long-distance market, but expects that when able to compete, RBOCs will gain a significant market share. In addition, several RBOCs have recently requested that the FCC exercise its forbearance authority to permit the RBOCs to provide in-region, interLATA high-speed data services without first complying with the competitive checklist or other otherwise applicable safeguards. These requests are pending.

    Access Charge Reform. In May 1997, the FCC issued an order designed to reform the system of interstate access charge expenses levied by LECs on long-distance service carriers. In the May order, the FCC decided to rely on a combination of prescriptive rate reductions and increased competition in interstate access to bring interstate access charges closer to actual economic cost. The FCC has stated that it will issue a further order designed to permit incumbent LECs to lower interstate access charges in response to competition. The manner in which the FCC implements its approach to lowering access charge levels will have a material effect on the prices the Company and its long-distance competitors pay for originating and terminating interstate traffic. Various parties have filed petitions for reconsideration of the May order with the FCC. Some parties, including the Company, have appealed the May order to the Eighth Circuit, which heard oral arguments on January 15, 1998. The Company cannot predict when the Eighth Circuit will issue a ruling on the Company's appeal. Although the ultimate outcome of the FCC and resulting court actions is uncertain, the Company does expect lower access charges in 1998. This decrease, however, is expected to be offset by increases in customer line charges and charges for the universal service fund. It is possible that either federal statutory or regulatory changes will mandate that the increase in universal service payments made by long-distance carriers are completely offset by reductions in interstate access charges.

    Payphone Compensation. In September 1996, the FCC adopted rules to implement the Act's requirement to fairly compensate payphone service providers. This order included a specific fee to be paid to each payphone service provider by long-distance carriers and intraLATA toll providers (including LECs) on all "dial-around" calls, including debit card and calling card calls. In orders released in July and September 1997, the United States Court of Appeals for the D.C. Circuit (D.C. Circuit) vacated and remanded some of the FCC rules. On October 9, 1997, the FCC issued an order addressing the default per-call compensation rate in light of the D.C. Circuit's decision, and established a default per-call rate of $0.284 for a two-year period. The FCC's action will increase the Company's costs to carry "dial-around" calls that originate from payphones. This decision has been appealed by several parties. The Company intends to charge its customers for the expected cost of these calls. In light of this appeal and any court action in these proceedings, the Company is unable to predict the ultimate impact this decision will have on the Company.

    Petition for Expedited Rulemaking. In May 1997, LCI and the Competitive Telecommunications Association (CompTel) jointly filed a petition for expedited rulemaking requesting that the FCC establish performance standards for incumbent LECs to meet the operations support systems (OSS) requirements of the Act and applicable FCC regulations. The OSS requirements are critical in ensuring that access to the incumbent LECs' internal systems is provided at a level of quality consistent with services incumbent LECs provide to themselves. In its petition, LCI proposed that an industry group consisting of local and long-distance carriers, trade associations and regulators be given approximately nine weeks to establish measurement categories, measurement formulas and default performance intervals for several OSS categories. In June 1997, the FCC issued a public notice requesting comments on LCI's petition. Numerous parties, including the California Public Service Commission, the Wisconsin Public Service Commission and the National Association of Regulatory Utilities Commissioners, have filed comments in support of LCI's petition. This petition is currently pending.

    Universal Service. In May 1997, the FCC released an order establishing a significantly expanded federal telecommunications subsidy regime. Providers of interstate telecommunications services, such as the Company, as well as certain other entities, must pay to subsidize services for schools, libraries and rural health care providers as well as services for low income consumers and consumers living in high cost areas. The Company's share of the federal subsidy will be based on its market share of defined telecommunications services and certain defined telecommunications end user revenues. The order has resulted in an increase of the Company's total obligation, but the Company anticipates that such increase will be billed to the customer. Several parties have appealed the May 1997 order, and those appeals have been transferred and consolidated in the United States Court of Appeals for the Fifth Circuit.

    Detariffing. In October 1996, the FCC issued an order that non-dominant interexchange carriers will no longer be permitted to file tariffs for interstate domestic long-distance services. Under the terms of the FCC order, detariffing would be mandatory after a nine-month transition period. Interexchange carriers would still be required to retain and make available information as to the rates and terms of the services they offer. The FCC's order was appealed by several parties and, in February 1997, the D.C. Circuit issued a stay preventing the rules from taking effect pending judicial review. The Company is currently unable to predict what impact the FCC's order will have on LCI or the telecommunications industry if the mandatory detariffing rules take effect.

    Operator Services. On January 29, 1998, the FCC released an order requiring operator service providers (OSPs) to put in place a process for customers to determine the cost of making 0+ calls from payphones and other public phones prior to making such calls. The new disclosure rules, which are scheduled to take effect on July 1, 1998, may increase the amount of operator staff time needed to provide cost information to customers, which consequently may increase the cost of the Company's OSP activities.

    Local Service. The Company is seeking state approval to resell local services in various states, which would enable the Company to provide combined local and long-distance services to existing and prospective customers. Presently, the Company has received approval to resell local service in 38 states and the District of Columbia, and has applications pending to resell local service in nine other states. The Company is currently reselling local telecommunications service in more than 30 markets.

    To date, the Company's efforts to provide local resale service have not been profitable. The Company continues to identify and evaluate alternatives to reselling incumbent LEC service, such as purchasing service from competitive access providers and investments in local facilities-based providers. On January 22, 1998, LCI filed a petition with the FCC that identified three critical barriers to local competition, including the absence of a nondiscriminatory OSS, no practical and efficient unbundled network elements, and pricing that discriminates in favor of the RBOCs' own retail operations. To mitigate discrimination, the petition recommends that the RBOCs be given the option to separate into wholesale and retail units. The wholesale units would be required to provide comparable service to new local service providers, such as the Company, and the RBOCs' retail operations. In return, the RBOC would benefit from a rebuttable presumption in favor of granting in-region inter-LATA authority. On January 26, 1998, the FCC issued a public notice seeking comments on LCI's Petition. In February 1998, the Illinois Commerce Commission initiated a notice of inquiry into LCI's proposal, and the Oklahoma Corporation Commission opened a notice of inquiry into the status of local telephone exchange competition and asked for input on the issue of structural separation. The petition is currently pending.

    Impact of Regulatory Issues. The regulatory actions discussed above could impact the Company's pricing and cost structure by changing access, per-line and pay phone charges or other costs, or by generally increasing competition. The Company is unable to predict what impact these changes will have on its pricing, revenue growth or gross margin.

EMPLOYEES

    At December 31, 1997, the Company had more than 3,900 full-time employees, none of whom were subject to any collective bargaining agreement.

ITEM 2.  PROPERTIES

    Currently, the Company's corporate headquarters are located in McLean, Virginia, where it leases space for general and administrative functions as well as a sales office under a lease expiring in March 2004. During 1996, the Company entered into an operating lease agreement for the rental of a new corporate headquarter being developed in Arlington, Virginia. This agreement has a three-year lease term with two options to renew for one year each. The property is owned by an unrelated entity that is leasing the facility to the Company. The Company plans to occupy the building in June 1998. In addition, the Company leases office space in Dublin, Ohio, a suburb of Columbus, for certain Network operations as well as administrative and marketing offices. Office space is leased in three buildings: two under capitalized leases expiring in 2005 and 2012; and an operating lease, which expires in 2001. The Company leases more than 80 properties for its offices, switching and other facilities. Properties leased by the Company for general office space are generally available at fair market rentals in all of the locations in which the Company operates. The Company's growth and ability to operate have not been constrained by a lack of suitable office space.

ITEM 3. LEGAL PROCEEDINGS

    As of the date of this Form 10-K, LCI is aware of three lawsuits that have been filed in the Court of Chancery of the State of Delaware relating to the Merger. The first suit, Shapiro v. [Mc]Connell, was filed on March 9, 1998 and names LCI, certain of its directors and Qwest as defendants. The second suit, Isquith v. LCI International, Inc., was filed on March 10, 1998 and names LCI and certain of its directors as defendants. The third suit, Rehm v. Thompson, was filed on March 12, 1998 and names LCI, certain of its directors, and Qwest as defendants. Each suit was brought by a purported stockholder of LCI, individually and allegedly as a class action on behalf of all stockholders of LCI. Generally these suits allege breach of fiduciary duty by the Board of Directors of LCI in connection with the Merger Agreement. They seek preliminary and permanent injunctive relief prohibiting the consummation of the Merger, unspecified damages and other relief. LCI believes that these suits are without merit and intends to defend them vigorously.

    The Company has been named as a defendant in various litigation matters incident to the character of its business. Management intends to vigorously defend these outstanding claims. The Company believes it has adequate accrued loss contingencies and that current or threatened litigation matters will not have a material adverse impact on the Company's results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                       EXECUTIVE OFFICERS OF THE COMPANY


The following table sets forth the executive officers of LCI as of March 1, 1998:

Name                         Age       Position
----                         ---       --------
H. Brian Thompson            59        Chairman of the Board of Directors and Chief Executive Officer
Joseph A. Lawrence           48        Executive Vice President and Chief Financial Officer
Marshall W. Hanno            52        Senior Vice President - Commercial Segment
Lawrence J. Bouman           51        Senior Vice President - Engineering, Operations and Technology
Roy N. Gamse                 52        Senior Vice President - Business Marketing
Anne K. Bingaman             54        Senior Vice President - Local Telecommunications Division
John G. Musci                41        Senior Vice President - Wholesale Segment
John C. Taylor               40        Senior Vice President - Consumer Segment

    Mr. Thompson has been Chairman of the Board of Directors and Chief Executive Officer of LCI and its subsidiaries since July 1991. Mr. Thompson previously served as Executive Vice President of MCI Communications Corporation and its affiliates (collectively referred to as "MCI") where he was responsible for all eight of MCI's operating divisions and held various other senior executive positions from 1981 to 1991. Mr. Thompson is a director of Bell Canada International Inc., Microdyne Corporation, Golden Books Family Entertainment, Inc. and Comcast UK Cable Partners Limited. He is a member of the Listed Company Advisory Committee to the New York Stock Exchange (NYSE) Board of Directors.

    Mr. Lawrence was named Executive Vice President of LCI in 1997, and has served as the Company's Chief Financial Officer of LCI since October 1993.
From January 1985 through October 1993, Mr. Lawrence held several executive positions at MCI, including Senior Vice President-Finance and Vice President Finance and Administration for the Consumer Division and Vice President Finance for the Mid-Atlantic Division. Mr. Lawrence is a director of Journal Register Company.

    Mr. Hanno was named to Senior Vice President - Commercial Segment in January 1997. Since July 1991, Mr. Hanno held the positions of Senior Vice President - Sales and Vice President of Sales. From 1987 to July 1991, Mr. Hanno was Vice President of Sales of MCI and prior thereto was Vice President of Sales and Marketing with Allnet Communications.

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

    Ms. Bingaman was appointed Senior Vice President - Local Telecommunications Division in January 1997. From 1993 to 1996, Ms. Bingaman was Assistant Attorney General of the antitrust division at the U.S. Department of Justice and Chief of the department's Antitrust Division.

    Mr. Musci was named Senior Vice President - Wholesale segment in 1997. From 1985 to 1997, Mr. Musci has held several executive positions at LCI in sales and marketing. Prior to joining LCI, Mr. Musci held marketing and sales positions with AT&T Information Systems and Ohio Bell Telephone.

    Mr. Taylor was named Senior Vice President - Consumer Segment in 1997, after serving as Vice President of Corporate Development and Investor Relations at the Company since 1995. Prior to joining LCI, Mr. Taylor spent 12 years at MCI in a variety of key positions in financial and strategic planning, business development, sales channel development and partner marketing.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREOWNER MATTERS

LCI's Common Stock trades on the New York Stock Exchange under the symbol "LCI". The following table sets forth, on a per share basis, the range of the high and low closing New York Stock Exchange composite sale price information of shares of the Common Stock.

                                                           Market Price Per Share
                                            1997                                              1996
                       ------------------------------------------            ----------------------------------------
                                                          End of                                             End of
                         High              Low            Period               High           Low            Period
                       ---------         ----------     ---------            --------       --------        ---------
First Quarter          $ 23              $ 16 3/4       $ 16 3/4             $ 26 1/8       $ 21 1/2        $ 24 3/4
Second Quarter           24 1/4            15 7/8         22                   32 1/2         23              31 3/8
Third Quarter            26 5/8            19 7/8         26 5/8               36 3/4         27              31 3/4
Fourth Quarter           31 7/16           24 15/16       30 3/4               35 1/8         19 1/8          21 5/8

    At March 2, 1998 there were 96,814,799 shares of Common Stock outstanding held by 2,575 shareowners of record.

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

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data presented below are derived from the Consolidated Financial Statements of the Company. All periods presented have been restated to reflect LCI International, Inc. and USLD Communications Corp. (USLD) as a combined entity. In addition, 1993 through 1996 reflect the spin-off of Billing Information Concept Corp., a former subsidiary of USLD, as discontinued operations. (See the Notes to Consolidated Financial Statements.) The Company has never declared cash dividends on its Common Stock, nor does it anticipate doing so in the foreseeable future.

(In millions, except revenue per MOU and
earnings per common share)                           1997          1996          1995           1994          1993
---------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA
Revenues                                        $    1,642      $  1,304     $     824      $     590     $     431
Operating expenses                                   1,544         1,174           743            540           412
Operating income                                        98           130            81             50            19
Income (loss) from continuing operations                31            63            49              5            (4)
Net income (loss)                                       31            74            64             16            (8)
Income (loss) on common stock                   $       31      $     71     $      58      $      10     $     (10)

OPERATING DATA
Minutes of use (MOUs)                               12,903         9,567         5,675          3,907         2,589
Revenue per MOU                                 $    0.119      $  0.127     $   0.132      $   0.135     $   0.148
EBITDA(A)                                       $      194      $    205     $     135      $      95     $      58

BALANCE SHEET DATA
Total assets                                    $    1,354      $  1,053     $     897      $     574     $     443
Long-term debt and capital lease obligations    $      413      $    252     $     291      $     163     $     103
Shareowners' equity                             $      552      $    490     $     416      $     254     $     234

EARNINGS PER COMMON SHARE(B)
Income (loss) per share from
  continuing operations                         $     0.32      $   0.64     $    0.53      $   (0.01)    $   (0.27)
Income (loss) per share                         $     0.32      $   0.75     $    0.69      $    0.13     $   (0.16)

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES(B)                                      99            99            92             76            55

(A) EBITDA represents earnings before interest, income taxes, depreciation and amortization.

(B) Earnings per common share and weighted average number of common shares are presented on a diluted basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

LCI International, Inc., together with its subsidiaries (LCI or the Company), is a facilities-based, telecommunications carrier that provides a broad range of voice and data telecommunications services in domestic and international markets: commercial, wholesale, residential/small business and local. The Company provides service to its customers through owned and leased digital fiber-optic facilities. Collectively, these facilities constitute the Company's network (the Network).

Historically, the Company has operated in the $80 billion long-distance telecommunications industry. The long-distance industry is highly competitive and is currently dominated by the three largest interexchange carriers: AT&T Corporation (AT&T), MCI Communications Corporation (MCI) and Sprint Corporation (Sprint). In 1997, fewer than 10 other publicly traded interexchange carriers, including the Company, had annual revenues exceeding $1 billion. The balance of the long-distance industry comprises several hundred smaller interexchange carriers. Recent legislative and regulatory activity is designed to foster one telecommunications industry that encompasses long-distance and local telecommunications services, as well as data and network services.

The local telecommunications industry is approximately $95 billion and is dominated by the regional Bell operating companies (RBOCs) and GTE Communications Corporation (GTE). Previously, the RBOCs and GTE had the authority to provide interLATA (local access transport area) long-distance service outside their service regions. In February 1996, legislation established procedures whereby the RBOCs can apply for authority to provide interLATA long-distance service inside their respective service regions. Similarly, the certain requirements governing GTE's provision of in-region long-distance service were removed by the legislation. The nature of competition in this combined industry is expected to change significantly as legislative, regulatory and judicial activities progress. The Company intends to provide combined local and long-distance services to compete in what is expected to be a combined $150 billion market.

On December 22, 1997, the Company acquired USLD Communications Corp. (USLD), in a stock-for-stock transaction that was accounted for as a pooling of interests. USLD provided long-distance telecommunications services principally to business customers in the Southwest, Southeast, Pacific Northwest and Western regions of the United States. In addition, USLD offered operator services for the hospitality and payphone industries, as well as local telephone service in selected markets. The Company exchanged approximately 12 million shares of Common Stock for all of the outstanding shares of USLD common stock. The Company's Consolidated Financial Statements have been restated to include the results for USLD, as though the companies had always been a combined entity.

While the revenue of long-distance telecommunications industry providers has grown between 5% and 8% annually in recent years, the Company has experienced 26%, 58% and 40% growth in revenues in 1997, 1996 and 1995, respectively, as well as 35%, 69% and 45% growth in the volume of switched minutes of use (MOUs) during the same periods. The Company's residential/small business revenues grew approximately 30%, 125% and 170% in 1997, 1996 and 1995, respectively, while revenues from the Company's business segment exhibited growth rates of approximately 25%, 42% and 26% in each of the same periods. The Company intends to continue expanding its service lines and its sales, marketing and promotional efforts across all market segments.

The Company's ability to compete and grow is subject to changing industry conditions. Legislation and the resulting regulatory and judicial action have had a significant impact on the current industry environment. These changes will alter the nature and degree of competition in both the local and long-distance segments of the industry and could directly impact the Company's future growth opportunities.

INDUSTRY ENVIRONMENT

LEGISLATIVE MATTERS
Telecommunications Act of 1996. In February 1996, the Telecommunications Act of 1996 (the Act) was enacted to increase competition in the long-distance and local telecommunications industries. The legislation is intended to open competition in the local services market and, at the same time, contains provisions intended to protect consumers and businesses from unfair competition by incumbent local exchange carriers (LECs), including the RBOCs. The Act allows RBOCs to provide interLATA long-distance service to consumers inside their local service territories only after meeting certain competitive criteria, including a list of 14 specific "competitive checklist" requirements for opening the local market to competition.

The Act provides a framework for the Company and other long-distance carriers to compete with LECs by reselling local telephone service, leasing unbundled elements of the incumbent LEC networks or building new local service facilities. The Company has signed local service resale agreements with Ameritech, BellSouth and Bell Atlantic, and is currently in formal interconnection negotiations with several other LECs. LCI intends to vigorously compete in the local service market and is currently providing local service to customers on a bundled resale basis. The Company is also evaluating providing local service through the recombination of unbundled network elements; however, a recent court ruling (see Local Competition Order, below) does not require the LECs to recombine the various network elements on behalf of local service competitors. The Company could also decide in the future to build, or otherwise acquire, local service facilities or use a competitive LEC other than incumbent LECs (such as the RBOCs or GTE) to provide local service. The Company's decision on the timing and method of providing local service is dependent on the economic viability and profitability of its options, the resolution of various operational issues and the outcome of several pending regulatory and judicial proceedings.

In July 1997, SBC Communications Inc. (SBC) and an RBOC local exchange carrier subsidiary filed a lawsuit in the United States District Court for the Northern District of Texas (the District Court) challenging, on constitutional grounds, the restrictions contained in the Act applicable only to RBOCs. The plaintiffs sought both a declaratory judgment and an injunction against the enforcement of the challenged provisions. On December 31, 1997, the District Court ruled that the RBOC-specific provisions of the Act were an unconstitutional bill of attainder. The Federal Communications Commission (FCC), AT&T, MCI and Sprint have appealed this ruling to the United States Court of Appeals for the Fifth Circuit and requested a stay of this ruling pending the appeal. If the ruling is ultimately upheld, the RBOCs may be able to provide long-distance services within their local service territories much sooner than expected and without first undergoing the kind of detailed review by state regulators and the FCC that is currently required under the Act. If this decision is upheld, the Company would expect to see a significant increase in competition in long-distance services which could result in the loss of market share and/or a decrease in operating margins. The Company is unable to predict the outcome of the pending appeal.

REGULATORY MATTERS
In order to implement the Act, the FCC is required to undertake a variety of regulatory actions that impact competition in the telecommunications industry. Many of the actions taken by the FCC to implement the Act -as well as the Act itself - face court challenges. Certain of these regulatory actions are described below.

Local Competition Order. In August 1996, the FCC adopted a local competition order (the Local Competition Order) which established a minimum national framework related to the manner in which companies wanting to provide local service could interconnect with the LECs. The Local Competition Order covered several important interconnection issues including the purchase of unbundled local network elements, resale discounts and arbitration procedures between LECs and interexchange carriers.

Several states, companies, associations and other entities appealed the Local Competition Order. On July 18, 1997, the United States Court of Appeals for the Eighth Circuit (the Eighth Circuit) overturned on jurisdictional grounds many of the rules established in the Local Competition Order, including the pricing of interconnection, resale and unbundled network elements. In addition, the Eighth Circuit overturned the "pick-and-choose" rule, which would have allowed potential competitors to receive the benefit of the most favorable provisions contained in a LEC's interconnection agreements with other carriers. On October 14, 1997, the Eighth Circuit further overturned the FCC's rules pertaining to the unbundled network elements platform. The Eighth Circuit concluded that the FCC's rules prohibiting a LEC from separating network elements that are currently combined in the incumbent LEC's network are contrary to the Act. The FCC and others filed a writ of certiorari asking the United States Supreme Court to accept the case and consider the merits of various appeals. On January 26, 1998, the Supreme Court announced that it will hear the appeal from the Eighth Circuit.

The Eighth Circuit's decisions substantially limit the FCC's jurisdiction and expand the jurisdiction of state regulators to establish and enforce rules governing the development of local competition. If the Eighth Circuit's decisions are upheld, it is likely that over time the rules governing local competition will vary substantially from state to state. If a patchwork of state regulations were to develop, it could make competitive entry in some markets difficult and expensive and could increase the costs of regulatory compliance associated with local entry. If the Supreme Court were to uphold the Eighth Circuit ruling, it could negatively impact the Company's ability to offer competitive local service and increase the costs associated with local service. The Company cannot predict the outcome of the current appeal to the Supreme Court.

RBOC Applications to Provide In-Region InterLATA Long-Distance. Throughout 1997, various RBOCs applied to the FCC for authority to provide in-region interLATA service. The FCC has yet to approve any in-region application for various reasons, including that the RBOCs had not demonstrated compliance with the competitive checklist or the other safeguards of the Act. Several appeals by RBOCs and one in-region application to the FCC are still pending. The Company is unable to predict when one or more RBOCs may be actively competing in the long-distance market, but expects that when able to compete, RBOCs will gain a significant market share of the industry.

Access Charge Reform. In May 1997, the FCC issued an order designed to reform the system of interstate access charge expenses levied by LECs on long-distance service carriers. In the May order, the FCC decided to rely on a combination of prescriptive rate reductions and increased competition in interstate access to bring interstate access charges closer to actual economic cost. The FCC has stated that it will issue a further order designed to permit incumbent LECs to lower interstate access charges in response to competition. The manner in which the FCC implements its approach to lowering access charge levels will have a material effect on the prices the Company and its long-distance competitors pay for originating and terminating interstate traffic. Various parties have filed petitions for reconsideration of the May order with the FCC. Some parties, including the Company, have appealed the May order to the Eighth Circuit, which heard oral arguments on January 15, 1998. The Company cannot predict when the Eighth Circuit will issue a ruling on the Company's appeal. Although the ultimate outcome of the FCC and resulting court actions are uncertain, the Company does expect lower access charges in 1998. This decrease, however, is expected to be offset by increases in customer line charges and charges for the universal service fund.

Payphone Compensation. In September 1996, the FCC adopted rules to implement the Act's requirement to fairly compensate payphone service providers. This order included a specific fee to be paid to each payphone service provider by long-distance carriers and intraLATA toll providers (including LECs) on all "dial-around" calls, including debit card and calling card calls. In orders released in July and September 1997, the United States Court of Appeals for the D.C. Circuit (the D.C. Circuit) vacated and remanded some of the FCC rules. On October 9, 1997, the FCC issued an order addressing the default per-call compensation rate in light of the D.C. Circuit's decision, and established a default per-call rate of $0.284 for a two-year period. The FCC's action will increase the Company's costs to carry "dial-around" calls that originate from payphones. This decision has been appealed by several parties. As of the fourth quarter of 1997, the Company intends to charge its customers for the expected cost of these calls. In light of this appeal and any court action in these proceedings, the Company is unable to predict the ultimate impact this decision will have on the Company.

Petition for Expedited Rulemaking. In May 1997, LCI and the Competitive Telecommunications Association (CompTel) jointly filed a petition for expedited rulemaking requesting that the FCC establish performance standards for incumbent LECs to meet the operations support systems (OSS) requirements of the Act and applicable FCC regulations. The OSS requirements are critical in ensuring that access to the incumbent LECs' internal systems is provided at a level of quality consistent with services incumbent LECs provide to themselves.

In its petition, LCI proposed that an industry group consisting of local and long-distance carriers, trade associations and regulators be given approximately nine weeks to establish measurement categories, measurement formulas and default performance intervals for several OSS categories. In June 1997, the FCC issued a public notice requesting comments on LCI's petition. Numerous parties, including the California Public Service Commission, the Wisconsin Public Service Commission and the National Association of Regulatory Utilities Commissioners, have filed comments in support of LCI's petition. This petition is currently pending.

Local Service. The Company is seeking state approval to resell local services in various states, which would enable the Company to provide combined local and long-distance services to existing and prospective customers. As of December 31, 1997, the Company has received approval to resell local service in 37 states and the District of Columbia, and has applications pending to resell local service in another nine states. The Company is currently reselling local telecommunications service in more than 30 markets.

To date, the Company's efforts to provide local resale service have not been profitable. The Company continues to identify and evaluate alternatives to reselling incumbent LEC service, such as purchasing service from competitive access providers and investments in local facilities-based providers. On January 22, 1998, LCI filed a petition with the FCC that identified three critical barriers to local competition, including the absence of a nondiscriminatory OSS, no practical and efficient unbundled network elements, and pricing that discriminates in favor of the RBOCs' own retail operations. To mitigate discrimination, the petition recommends that the RBOCs be given the option to separate into wholesale and retail units. The wholesale units would be required to provide comparable service to new local service providers, such as the Company, and the RBOCs' retail operations. In return, the RBOC would benefit from a rebuttable presumption in favor of granting in-region interLATA authority.

Impact of Regulatory Issues. The regulatory actions discussed above could impact the Company's pricing and cost structure by changing access, per-line and pay phone charges, or by generally increasing competition. The Company is unable to predict what impact these changes will have on its pricing, revenue growth or gross margin.

INDUSTRY STRUCTURE

The long-distance telecommunications market is highly competitive. The principal competitive factors affecting the Company's market share are pricing, regulatory and judicial developments (as described above), customer service and diversity of services and features. The Act is expected to change the nature of the industry by allowing carriers other than incumbent LECs to provide local service, while permitting RBOCs to provide interLATA long-distance services. As RBOCs are allowed into the long-distance market, the Company expects competition within the industry to increase in both the long-distance and local markets.

Several of the Company's competitors are larger and have greater financial, technical and marketing resources. In addition to the largest telecommunications companies, (AT&T, MCI and Sprint, or the Big Three), the Company also competes with hundreds of other long-distance carriers, as well as LECs, in various types of telecommunications services. The Company's principal pricing strategy is to offer a simple, flat-rate pricing structure with rates competitive with those of the Big Three. Although LCI is prepared to respond to competitive offerings from other carriers, the Company continues to believe that its Simple, Fair and Inexpensivesm marketing and service pricing approach is competitive in retaining existing customers, as well as in obtaining new customers. In 1997, the Company introduced Exact Billingsm, a differentiator that neither the Big Three nor any other nationwide long-distance carrier offers, giving LCI a competitive advantage in some markets. The Company believes that the nature of competition will continue to change with consolidation in the industry. The Company's ability to compete effectively will depend on maintaining exceptional customer service and high quality, market-responsive services at prices generally equal to or below those charged by its major competitors.

Industry Mergers. The telecommunications industry has experienced significant merger activity in the last year. Of the many mergers that have occurred or have been announced in the last year, the most significant include: Bell Atlantic/NYNEX; SBC/Pacific Telesis (PacTel); MCI/WorldCom; SBC/Southern New England Telephone Company; and, most recently, AT&T/Teleport Communications Group. To date, only the Bell Atlantic/NYNEX and SBC/PacTel mergers have received federal and state regulatory approvals. At this time the Company is unable to predict the impact of these mergers, if any, on the Company or competition within the industry as a whole.

REVIEW OF OPERATIONS

LCI's revenues primarily consist of long-distance switched, data and private line revenues, local service revenues and operator service revenues. The Company's switched revenues are a function of switched MOUs and rates charged per MOU, which in turn are based upon the Company's customer and service mix. Private line revenues are a function of fixed rates that do not vary with usage. Operator service revenues are based on a percentage of call revenues for operator assistance and/or alternative billing option calls. The Company's cost of services consists primarily of expenses incurred for origination and termination of calls through LECs and for transmission over the Company's Network or other long-distance carriers' networks. The cost of operator services also includes compensation to payphone owners and the cost of operators and direct support systems.

LCI's Consolidated Financial Statements have been restated to include the results of operations for USLD as though the companies had always been a combined entity. In 1996, USLD spun off Billing Information Concept Corp. (Billing) as a separate public company. The Company's results of operations have been restated to reflect the results of Billing as discontinued operations in accordance with Accounting Principles Board Opinion No. 30 (APB 30). For the comparative periods presented, the Company's results of operations include the acquisitions of Teledial America, Inc. (Teledial America) and ATS Network Communications, Inc. (ATS) from January 1, 1996, and the acquisition of Corporate Telemanagement Group, Inc. (CTG) from September 1, 1995.

REVENUES
In 1997, total revenues increased 26% to $1.6 billion, compared to $1.3 billion in 1996. Total revenues in 1996 increased 58% from $824 million in 1995. Revenues for all periods presented are reduced by estimated allowances for credits and uncollectible accounts (sales allowance).

Revenues from business customers increased approximately 25% during 1997, as compared to approximately 42% and 26% during 1996 and 1995, respectively. Business revenues represented in excess of 70% of the Company's total revenues in 1997. The decline in business revenue growth rates are the result of current competitive pricing and acquisition revenue in 1996 and 1995. Residential/small business revenues increased approximately 30% in 1997, compared to approximately 125% in 1996 and 170% in 1995, and represented nearly 30% of total revenues for 1997. Growth in international service revenues across all revenue service lines was more than 80% in 1997, compared to more than 100% in both 1996 and 1995. The decline in residential/small business and international revenue growth rates reflect both competitive pricing and the Company's larger base of customers and revenue. The Company's growth rates remain substantially higher than the general industry growth rates.

The Company experienced a 6% decrease year-over-year in revenue per MOU for 1997, compared to a 4% and 2% decrease in 1996 and 1995, respectively. Revenue per MOU is affected by several factors, including competitive pricing and the mix of services, market segments and regions. The growth in business and international service volumes, as measured in MOUs, exceeded the growth in revenue due to competitive pricing pressures, changes in the mix of services and changes in the mix of international country traffic. The Company's growth in various segments, which have different rate structures and generate different gross margins, has changed its revenue mix and consequently impacted average revenue per MOU.

In addition to its internal sales force, the Company uses a combination of other channels, such as advertising and third-party sales representatives, to market its services. For certain third-party sales representatives, compensation is paid through a combination of upfront payments and an ongoing commission based upon collected long-distance revenue attributable to customers identified by the representatives. The Company retains responsibility for the customer relationship, including billing and customer service. American Communications Network, Inc. (ACN), a nationwide network of third-party sales representatives, continued to be the largest of the Company's sales representatives for residential/small business customers. The Company has diversified and expanded other sales channels and, as a result, channels other than ACN currently are generating more than 70% of new residential/small business sales.

GROSS MARGIN
The Company's gross margin increased 25% to $656 million in 1997 from $526 million in 1996. Gross margin in 1996 increased 60% from $328 million in 1995. The following table provides information regarding gross margin:

         (In millions)            1997            1996            1995
         -----------------------------------------------------------------
         Revenues                 $  1,642        $  1,304        $  824
         Cost of services              986             778           496
         -----------------------------------------------------------------
         Gross margin             $    656        $    526        $  328
         -----------------------------------------------------------------
         Gross margin %               40.0%           40.3%         39.8%
         -----------------------------------------------------------------

Gross margin as a percentage of revenue remained relatively flat in 1997, reflecting several market conditions. The Company experienced a shift in the revenue mix to higher volume customers with a lower gross margin per MOU, and continued competitive pricing pressures existed in all market segments. The domestic market has seen a significant rate decline due to forward pricing, or pricing reductions that anticipated access charge reductions. Access charge reform lowered access charges on January 1, 1998; however, this is expected to be offset by higher customer line charges and increased costs for universal service funding. The Company expects that the impact of access reform will not significantly impact the cost of providing service.

The Company continues to evaluate strategies for reducing its cost of services. These strategies include using its owned fiber-optic capacity and gaining access to fiber-optic and broadband capacity through contract negotiations or other arrangements with carriers. The Company's substantial fiber expansion will continue into early 1998 and will temporarily result in redundant facilities and increased costs while traffic is migrated from current leased facilities to the new owned facilities. In addition, while awaiting delivery of the fiber in 1998, the Company is continuing the current Network expansion on a temporary leased basis. The increased cost of these leased facilities has pressured gross margin; however, after delivery of the fiber, these temporary leased facilities will no longer be needed in the Network. The transition from the current and incremental leased facilities to the Company's owned facilities will occur throughout 1998.

Expansion of the fiber capacity will require only minimal incremental costs. As a result, as the Company's volume grows, costs per MOU are expected to decline. In addition, the Network expansion allows the Company to begin to compete more aggressively and to accelerate the growth of data and private line services. The costs associated with the growth of these services are primarily embedded in the fixed cost of the owned Network and should allow the Company to improve overall gross margins. The historical results as restated do not reflect synergies the Company expects to realize from the transition of USLD traffic to LCI's owned Network or the significant cost reductions from the fiber expansion. The expected owned Network synergies will occur primarily in the second half of 1998 and should lower cost of services.

OPERATING EXPENSES AND OPERATING INCOME

(In millions)                                            1997               1996                1995
---------------------------------------------------------------------------------------------------------
Gross margin                                             $   656            $   526             $   328
Selling, general and administrative expenses                 408                305                 193
Merger charges                                                45                 --                  --
Restructuring charges                                          9                 16                  --
Depreciation and amortization                                 96                 75                  54
---------------------------------------------------------------------------------------------------------
Operating income                                         $    98            $   130             $    81
---------------------------------------------------------------------------------------------------------

As a percent of revenue:
Gross margin                                                40.0%              40.3%               39.8%
Selling, general and administrative expenses                24.8%              23.4%               23.4%
Merger charges                                               2.7%                --                  --
Restructuring charges                                        0.6%               1.2%                 --
Depreciation and amortization                                5.8%               5.8%                6.6%
---------------------------------------------------------------------------------------------------------
Operating income                                             6.0%              10.0%                9.8%
---------------------------------------------------------------------------------------------------------


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (SG&A) expenses increased 34% to $408 million in 1997, and increased 58% to $305 million in 1996 from $193 million in 1995. As a percentage of revenues, SG&A expenses were 24.8% in 1997 and 23.4% for both 1996 and 1995. SG&A expenses increased in 1997 due to several one-time charges, which are discussed below.

The Company's SG&A expenses are affected primarily by payroll and commissions. Payroll expenses increased 28%, 46% and 34% in 1997, 1996 and 1995, respectively. Payroll expenses represented approximately 7% of revenue in each of the years 1997, 1996 and 1995. In 1996 and 1995, the Company experienced increases in the number of employees from the Company's acquisitions and the expansion of the sales and customer support infrastructure. For each of the years 1997, 1996 and 1995, commission expenses represented approximately 6% of revenue and grew in proportion to revenue growth for the same periods. Residential/small business revenue related to third-party sales agents was the primary driver of the dollar increase in commission expense. The costs incurred for third-party commissions primarily replace other variable marketing and selling expenses for this revenue segment.

Included in SG&A for 1997 was $35 million of costs that the Company does not expect to continue. This primarily included strengthening the allowance for doubtful accounts for the combined customer base of LCI and USLD through a $21 million charge. This charge was required as a result of several large customers that either filed bankruptcy or were identified at risk for collection during the fourth quarter of 1997; reserve strengthening for RBOC uncollectible rates; and increased credits associated with the Company's conversion to its in-house billing system for residential/small business customers. The one-time charges also included approximately $6 million of costs for the write-off of assets associated with the $300 million investment in the Network as the Company moves from a primarily leased to a primarily owned network. The remaining charges were for the write-off of certain assets, and one-time charges related to salary and commissions expenses and other miscellaneous items.

The Company anticipates an incremental increase in SG&A expenses with the continued expansion of its geographic sales presence, and expansion in the data and local services markets. The Company's efforts to resell services in the local services market have not been profitable due to pricing discrimination and other difficulties with the LECs, as well as the uncertain regulatory and judicial proceedings governing the provision of local service. The Company expects continued increases in SG&A expenses to correspond with growth in the residential/small business segment, which incurs higher proportional costs, but also provides a higher gross margin than other segments. The Company continues to expand its growth geographically, in market segments and services, and actively manages the Company's investment in and expected profitability of this growth. SG&A expenses should be positively impacted by efficiencies resulting from the integration of USLD's operations, which should be realized in the second half of 1998.

MERGER CHARGE. During 1997, the Company recorded a charge of $45 million in connection with the merger of USLD. The merger charge included $7 million for direct transaction costs, including fees for investment bank and other professional fees, $31 million for the elimination of redundant facilities and the write-off of assets, and $7 million for employee severance and termination costs.

RESTRUCTURING CHARGE. Restructuring costs of $9 million were recorded in 1997, which included $8 million for the move to a new corporate headquarters and for employee severance costs, and $1 million for the resignation of USLD's former chairman of the board of directors.

During 1996, USLD recorded a $13 million charge for the spin-off of Billing and $3 million for restructuring costs associated with the consolidation of support functions and the write-off of certain assets.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense (D&A) for 1997, 1996 and 1995 increased 28%, 39% and 20% year-over-year, respectively. The increase reflects the investments made in infrastructure for sales, customer service and other service delivery systems in support of the Company's growth in revenues and MOUs, as well as additional amortization expenses from acquisitions. D&A as a percentage of revenues was consistent at 5.8% in both 1997 and 1996, which decreased from 6.6% in 1995. The Company's revenue growth has exceeded the growth in the cost of additional Network and other capital assets, due to LCI's ability to take advantage of improved technology with higher capacity at lower costs. An increase in D&A for the additional Network facilities is expected beginning in the first quarter of 1998 as the Company moves from a primarily leased network to a primarily owned network. The increase will be offset by lower cost of services paid to third-party providers for leased facilities.

OPERATING INCOME. Operating income decreased 25% to $98 million in 1997 and increased 60% to $130 million in 1996 from $81 million in 1995. As a percentage of revenues, operating income decreased to 6.0% for the year ended December 31, 1997, from approximately 10% for each of the years ended December 31, 1996 and 1995. The merger costs, restructuring costs and the one-time items in SG&A had an adverse effect on operating income as a percentage of revenue. In addition, the decline in operating income as a percentage of revenue reflects the competitive pressure on gross margin, the higher leased facilities costs for USLD off-Network traffic and the increase in SG&A.

INTEREST AND OTHER EXPENSE, NET
Interest and other expense, net of capitalized interest, increased to $36 million in 1997 from $29 million in 1996 and $16 million in 1995. The $350 million senior debt securities (the Notes) issued in June 1997, which carry a higher interest rate than previously outstanding short-term debt, resulted in increased interest expense for more than half of the year. Interest expense is expected to increase due to the higher fixed rate of interest on the Notes compared to LCI's floating short-term rates. However, the issuance provides interest rate stability and provides additional availability under the Company's other credit facilities. Interest and other expense in 1997 includes a $5 million write-off of deferred financing fees associated with prior credit facilities and $5 million and $2 million in 1997 and 1996, respectively, for the costs of the accounts receivable securitization program (Securitization Program).

The increases in interest and other expense, net in 1996 and 1995 were the result of higher debt levels to fund the Company's acquisitions and capital expenditures. Interest and other expense, net in 1996 included a gain of approximately $2 million on the sale of a wholly owned subsidiary, which provided service to non-strategic geographic locations, and in 1995 included a gain of approximately $2 million related to the resolution of an investment in STN Incorporated (STN).

INCOME TAXES
Income tax expense was $31 million, $38 million and $16 million in 1997, 1996 and 1995, respectively. In 1997, the effective tax rate increased to 50% as a result of non-deductible costs incurred in connection with the merger of USLD. However, the Company believes that its recurring effective tax rate is between 39% and 40%. Increased income tax expense resulted from an increase in the effective tax rate and the increase in income before income taxes for 1996 as compared to 1995. The effective income tax rate was lower than the statutory rate in 1996 and 1995, primarily due to the Company's expected use of available net operating losses (NOLs). Previously generated NOLs for financial reporting purposes were fully realized as of December 31, 1996.

DISCONTINUED OPERATIONS
In August 1996, USLD completed the spin-off of Billing, its billing clearinghouse and information management services business. The spin-off was accounted for as discontinued operations and, accordingly, $11 million and $15 million were recorded, net of income taxes of $7 million and $9 million, in 1996 and 1995, respectively.

PREFERRED DIVIDENDS
Preferred dividends were $3 million and $6 million for 1996 and 1995, respectively, as a result of the dividend requirements on the Company's previously outstanding 5% Cumulative Convertible Exchangeable Preferred Stock (Convertible Preferred Stock). During 1996, nearly all of the 4.6 million shares of Convertible Preferred Stock outstanding were converted into shares of the Company's Common Stock, par value $.01 per share (Common Stock).

NET INCOME AND EARNINGS PER COMMON SHARE
Net income decreased to $31 million from $74 million in 1996 and $64 million in 1995. Income on common stock was $31 million, $71 million and $58 million for 1997, 1996 and 1995, respectively.

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," for the fiscal year ending December 31, 1997, and accordingly, all periods have been restated to calculate basic and diluted earnings per share. Basic earnings per share were calculated as income available to common shareowners divided by the weighted average number of common shares outstanding. For the years ended December 31, 1996 and 1995, the diluted weighted average number of common shares included the assumed conversion of any Convertible Preferred Stock then outstanding at any time during the period into 12 million shares of Common Stock. For all years presented, Common Stock equivalents were reflected in the diluted weighted average number of common shares using the treasury stock method.

LIQUIDITY AND CAPITAL RESOURCES

LCI International, Inc. is a holding company and conducts its operations through its direct and indirect wholly owned subsidiaries. LCI SPC I, Inc.
(SPC) is a wholly owned subsidiary of LCI and facilitates the Securitization Program. Except in limited circumstances, SPC is subject to certain contractual prohibitions concerning the payment of dividends and the making of loans and advances to LCI. There are, however, no restrictions on the movement of cash within the remainder of the consolidated group. Therefore, the Company's discussion of its liquidity is based on the consolidated group.

CASH FLOWS - OPERATING ACTIVITIES
The Company provided $187 million of cash from operations, which includes the use of $53 million for net securitization activity for the year ended December 31, 1997. Cash provided from operations in 1997, excluding the proceeds from the Securitization Program, was $240 million, compared to $196 million and $54 million for 1996 and 1995, respectively. The increases in 1997 and 1996 were due primarily to improved management of working capital and stronger cash collections.

CASH FLOWS - DISCONTINUED OPERATIONS
In connection with USLD's spin-off of Billing, $15 million and $8 million for the years ended December 31, 1996 and 1995, respectively, were provided by discontinued operations and, accordingly, were separated from other cash flow activities.

CASH FLOWS - INVESTING ACTIVITIES
The Company has supported its growth strategy with both capital additions and acquisitions. In 1997, 1996 and 1995, the Company paid $321 million, $156 million and $106 million, respectively, for capital expenditures to acquire additional switching, transmission and distribution capacity, as well as to develop information systems support. This includes approximately $68 million for the Company's expansion of its fiber-optic Network made during 1997. The Company's acquisitions resulted in the use of $124 million in cash in 1996.

CASH FLOWS - FINANCING ACTIVITIES
In 1997, financing activities provided a net $139 million, primarily from the proceeds from the issuance of the $350 million Notes, offset by debt repayments and proceeds from stock issuances. During 1996, the Company used a net $31 million, which included net payments of $42 million under its debt agreements, to fund its acquisitions and capital expenditures as discussed in Investing Activities, above. In 1995, financing activities provided a net $123 million, primarily from bank borrowings.

CAPITAL RESOURCES
The Company has numerous sources for capital, including credit facilities, debt securities, the Securitization Program and operations. The Company believes these sources provide adequate capital to fund operations.

The Company has two revolving credit facilities, aggregating $750 million (Credit Facility) with a syndicate of banks that allow the Company to borrow funds on a floating-rate basis. The Credit Facility has provisions to be increased to $1 billion after certain requirements are met. As a result, the Company uses its available cash to reduce the balance of its borrowings and usually maintains no cash on hand. As of December 31, 1997, there was no outstanding balance on the Credit Facility and the Company was in compliance with all financial and negative covenants of the facility.

The Company has three separate discretionary line of credit agreements (Lines of Credit) with commercial banks, for a total of $75 million. The Lines of Credit provide flexible short-term borrowing at competitive rates dependent upon a market indicator. As of December 31, 1997, there was $25 million outstanding under the Lines of Credit.

The Company maintains a Securitization Program to sell a percentage ownership interest in a defined pool of the Company's trade accounts receivable. The Company can transfer an undivided interest in a designated pool of accounts receivable on an ongoing basis to maintain the participation interest up to $150 million. As of December 31, 1997, the pool of trade accounts receivable that was available for sale was approximately $130 million and the amount of receivables sold was approximately $59 million.

CAPITAL REQUIREMENTS
During 1998, the Company expects that its non-binding commitment for capital expenditures (excluding acquisitions) will increase from 1997 levels and is dependent on the Company's geographic and revenue growth. These capital requirements are primarily for switching and transmission facilities, technology platforms and information systems applications.

In addition to its other ongoing capital requirements, the Company has entered into several agreements to extend its owned fiber-optic network throughout several geographic areas of the United States. The Company has binding commitments of approximately $250 million to purchase fiber-optic capacity and related equipment. The timing of remaining payments will depend on the delivery and acceptance of facilities, which is expected to occur in the first half of 1998. The Company believes it has adequate cash flow and borrowing capacity to fund these planned capital expenditures.

During 1996, the Company executed lease agreements for a new corporate headquarters to be occupied in mid-1998. The agreement is a three-year operating lease with two one-year renewal periods, and has a maximum residual guarantee payment at the end of the lease term. (See Note 8 to the Consolidated Financial Statements.)

The Company has relied upon strategic acquisitions as one means of expanding its Network, sales and service presence across the country. The Company evaluates each potential acquisition to determine its strategic fit with the Company's growth, operating margin and income objectives. The Company expects to continue to actively explore potential acquisitions and may enter into discussions from time to time with potential acquisition candidates. But there can be no assurance that the Company will be able to enter into or complete acquisition agreements on acceptable terms.

COMMITMENTS AND CONTINGENCIES
The Company has agreements with certain interexchange carriers, LECs and third-party vendors to lease facilities for originating, terminating and transport services. The third-party carriers include AT&T, MCI, Sprint, WorldCom Network Services, Inc., d/b/a WilTel, and Frontier Corporation. In addition, the Company uses services provided by each RBOC, GTE and other smaller LECs. Some agreements require the Company to maintain minimum monthly and/or annual billings based on usage. The Company has met and expects to continue to meet such minimum usage requirements.

In October 1997, the Company amended a significant contract with a third-party carrier. Under the original contract, the Company had an obligation to use that carrier for a significant percentage (over 70%) of domestic and international services that the Company provided through its leased facilities. Under the terms of the amended contract, the Company is no longer obligated to use that carrier for its leased facilities and the minimum usage commitments were significantly reduced. In addition, the rates for domestic leased facilities used in the Company's Network did not increase and are protected from changes for a five-year period. As an integral part of the amended agreement, the Company also entered into a new agreement under which the Company will swap excess fiber along routes with excess capacity in exchange for fiber along beneficial routes to the Company, allowing for the completion of strategic Network fiber rings. The reduced requirements of the amended contract enable the Company to utilize competitive alternatives, such as joint ventures or investments in foreign facilities providers. These competitive alternatives were not available to the Company under the terms of the original contract and are more significant in light of the recent World Trade Organization (WTO) deregulation. In addition, the Company expects that the WTO deregulation may decrease international termination costs. The WTO deregulation is expected to open countries to competition, allowing partnerships with and investments in foreign companies, and the Company anticipates taking advantage of these strategic opportunities.

Under the amended contract, the Company received a usage credit in exchange for agreeing to increases in certain international and domestic switched services rates. The Company expects to mitigate the impact of increased rates on switched services by applying the credit against future use of services during the two-year agreement period. In addition, the Company intends to migrate traffic to other lower priced vendors and its owned facilities to offset the rate changes. The Company anticipates the credit will be substantially exhausted by the end of 1998, and intends to use alternative arrangements to reroute traffic over a reasonable time period to minimize the effect of the rate changes. The Company expects that it will be able to implement alternative strategies and reduce its reliance on this third-party carrier such that it does not anticipate that the amended contract will have a material adverse impact on the future results of operations. However, if other alternatives are not available or accomplished before the usage credit is exhausted, the Company would expect its cost of services to increase.

The Company has engineered its Network to minimize the impact on its customers of a service failure by any third-party carrier and has established contingency plans to reroute traffic as quickly as possible if a service failure by a third-party carrier should occur. Although most service failures the Company has experienced have been corrected in a relatively short time period, a catastrophic service failure could interrupt the provision of service by both the Company and its competitors for a lengthy time period. The restoration period for a catastrophic service failure cannot be reasonably determined; however, the Company has not experienced a catastrophic service failure in its history.

The Company has an agreement with ACN, a third-party sales representative, through April 2011. The agreement contains a provision whereby ACN will receive a payment if there is a change in the control of the Company. In consideration for this change in control payment, the acquiring company would receive a 31% reduction in the ongoing commission rates paid to ACN. The change in control payment is calculated based on a multiple of three times the average monthly collected revenue generated by customers identified by ACN to use the Company's long-distance services. The monthly collected revenue average is calculated over a 24-month performance period subsequent to the change in control. The amount of this payment, if any, is therefore dependent upon ACN's level of performance during the entire performance period, and cannot be reasonably estimated at this time.

In anticipation of the year 2000 (Year 2000), management has developed a plan to review software that was internally developed and/or externally purchased or licensed for compliance with Year 2000 processing requirements. Management believes that Year 2000 compliance will not have a material adverse effect on operations and anticipates these costs to be between $5 million and $10 million, which will be expensed as incurred during the conversion period.

The Company has been named as a defendant in various litigation matters. Management intends to vigorously defend these outstanding claims. The Company believes it has adequate accrued loss contingencies and that current pending or threatened litigation matters will not have a material adverse impact on the Company's results of operations or financial condition.

FEDERAL INCOME TAXES
The Company generated significant NOLs in prior years that are available to reduce current cash requirements for income taxes. See Note 13 to the Consolidated Financial Statements for a discussion of the availability and utilization of the NOLs.

IMPACT OF INFLATION AND SEASONALITY
The Company does not believe that the relatively moderate levels of inflation that have been experienced in the United States in recent years have had a significant effect on its revenues or earnings. The Company's revenue is subject to seasonal variations in each business segment. The number of business days and holidays in a period can affect quarterly results, but seasonal variations have little impact on annual revenue results.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 -- SAFE HARBOR CAUTIONARY STATEMENT
This report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995 (the Reform Act). These forward-looking statements express the beliefs and expectations of management regarding LCI's future results and performance and include, without limitation, the following: statements concerning the Company's future outlook; the Company's plans to enter the local service market; the effect of FCC and judicial rulings pertaining to the Act, local service competition and the ultimate timing of RBOC entry into the long-distance market; the impact of marketplace competition on pricing strategies and rates; expected revenue growth; the cost reduction strategies and opportunities to expand the Network which may allow for increased gross margin; expected future interest rates; funding of capital expenditures and operations; the Company's beliefs regarding a catastrophic service failure; implementation of a facilities-based international strategy; and other similar expressions concerning matters that are not historical facts.

Such statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results, performance and/or achievements of the Company to differ materially from any future results, performance or achievements, expressed or implied by the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements and any such statement is qualified by reference to the following cautionary statements. In connection with the safe harbor provisions of the Reform Act, the Company's management is hereby identifying important factors that could cause actual results to differ materially from management's expectations including, without limitation, the following: increased levels of competition in the telecommunications industry (including the competitive factors described in Industry Environment), including RBOC entry into the interLATA long-distance industry and the corresponding impact on pricing; the adoption and application of rules and regulations related to the implementation of the Act, including the decisions of federal and state regulatory agencies and courts interpreting and applying the Act; the impact of access charge reform; the ability to negotiate appropriate local service agreements with LECs; the timely delivery of planned Network expansions; the Company's ability to identify lower priced vendors for certain services; and other risks described from time to time in the Company's periodic filings with the Securities and

Exchange Commission. The Company is not required to publicly release any changes to these forward-looking statements for events occurring after the date hereof, or to reflect other unanticipated events.

OTHER MATTERS

ACCOUNTING PRONOUNCEMENTS NOT YET EFFECTIVE
Two new accounting pronouncements, on comprehensive income and segment information, were issued in 1997 and are effective for fiscal years beginning after December 15, 1997. As explained in Note 2 to the Consolidated Financial Statements, the Company does not expect any significant impact from the adoption of these pronouncements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    In 1997, the Company issued $350 million of 7.25% Senior Notes (Notes), which mature on June 15, 2007 and pay interest semi-annually on June 15 and December 15 of each year, beginning December 15, 1997. The effective interest rate is 7.58%. As of December 31, 1997, the fair market value of the Notes was approximately $361 million. As a result of issuing fixed interest rate securities, the Company is less sensitive to market rate fluctuations.

    The Company has three discretionary line of credit agreements (Lines of Credit) with commercial banks for a total of $75 million. As of December 31, 1997 and 1996, the outstanding balances under the Lines of Credit was $25 million and $8 million, respectively, with an interest rate of 6.26% and 5.93%. The Lines of Credit provide flexible short-term borrowing at competitive rates dependent upon a market indicator. The carrying value of the Lines of Credit approximates its fair market value. The Lines of Credit exposure to market rate fluctuations are limited since each borrowing is repriced based on current market conditions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


    The consolidated financial statements of the Company and the related report of the Company's independent public accountants thereon are included in this report at the page indicated.

                                                                    Pages
                                                                    -----
    Report of Independent Public Accountants                         28
    Consolidated Statements of Operations                            29
    Consolidated Balance Sheets                                     30-31
    Consolidated Statements of Shareowners' Equity                   32
    Consolidated Statements of Cash Flows                            33
    Notes to Consolidated Financial Statements                      34-47

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND SHAREOWNERS OF LCI INTERNATIONAL, INC.:
We have audited the accompanying consolidated balance sheets of LCI International, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareowners' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LCI International, Inc. and subsidiaries, as of December 31, 1997 and 1996, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



Arthur Andersen LLP
Washington, D.C.
February 16, 1998  (except with respect to the matter
                    Discussed in Note 15, as to which
                    the date is March 16, 1998)

LCI International, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except earnings per common share)

                                                                          For the Year Ended December 31,
                                                                     1997             1996             1995
--------------------------------------------------------------------------------------------------------------
REVENUES                                                             $ 1,642          $ 1,304          $   824

Cost of services                                                         986              778              496
--------------------------------------------------------------------------------------------------------------
GROSS MARGIN                                                             656              526              328

Selling, general and administrative expenses                             408              305              193
Merger charges                                                            45               --               --
Restructuring charges                                                      9               16               --
Depreciation and amortization                                             96               75               54
--------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                          98              130               81

Interest and other expense, net                                           36               29               16
--------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                                    62              101               65

Income tax expense                                                        31               38               16
--------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                                         31               63               49

Discontinued operations:
 Income from discontinued operations, net of income
  taxes of $7 and $9 for 1996 and 1995, respectively                      --               11               15
--------------------------------------------------------------------------------------------------------------
Net income                                                                31               74               64
--------------------------------------------------------------------------------------------------------------
Preferred dividends                                                       --                3                6
--------------------------------------------------------------------------------------------------------------
INCOME ON COMMON STOCK                                               $    31          $    71          $    58
--------------------------------------------------------------------------------------------------------------


EARNINGS PER COMMON SHARE

CONTINUING OPERATIONS:
  Basic                                                              $  0.34          $  0.73          $  0.60
--------------------------------------------------------------------------------------------------------------
  Diluted                                                            $  0.32          $  0.64          $  0.53
--------------------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE:
  Basic                                                              $  0.34          $  0.86          $  0.81
--------------------------------------------------------------------------------------------------------------
  Diluted                                                            $  0.32          $  0.75          $  0.69
--------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:

  Basic                                                                   91               83               71
  Diluted                                                                 99               99               92


The accompanying notes are an integral part of these statements.

LCI International, Inc.
CONSOLIDATED BALANCE SHEETS
(In millions)

                                                                                     December 31,
------------------------------------------------------------------------------------------------------------
                                                                             1997                  1996
------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                  $    --                  $    12
Trade accounts receivable, less allowance for doubtful accounts
   of $52 and $30 for 1997 and 1996, respectively                              190                      121
Current deferred tax assets, net                                                59                       51
Prepaids and other                                                              22                       22
------------------------------------------------------------------------------------------------------------
   Total current assets                                                        271                      206
------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
Fiber-optic network                                                            558                      450
Technology platforms, equipment and building lease                             231                      125
Less - accumulated depreciation and amortization                              (206)                    (204)
------------------------------------------------------------------------------------------------------------
                                                                               583                      371
Property under construction                                                     88                       61
------------------------------------------------------------------------------------------------------------
   Total property and equipment, net                                           671                      432
------------------------------------------------------------------------------------------------------------

OTHER ASSETS
Excess of cost over net assets acquired, net of
   accumulated amortization of $38 and $28
   for 1997 and 1996, respectively                                             359                      364
Other, net                                                                      53                       51
------------------------------------------------------------------------------------------------------------
   Total other assets                                                          412                      415
------------------------------------------------------------------------------------------------------------
       Total assets                                                        $ 1,354                  $ 1,053
------------------------------------------------------------------------------------------------------------

                                                                                         December 31,
--------------------------------------------------------------------------------------------------------------
                                                                                 1997                  1996
--------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREOWNERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                                 $    43               $    40
Facility costs accrued and payable                                                   154                   135
Accrued expenses and other                                                            91                    63
--------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                         288                   238
--------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                         413                   252
--------------------------------------------------------------------------------------------------------------
OTHER LIABILITIES AND DEFERRED CREDITS                                               101                    73
--------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

SHAREOWNERS' EQUITY
Preferred Stock - authorized 15 million shares, no shares
   issued and outstanding in 1997 and 1996                                            --                    --
Common Stock - authorized 300 million shares, issued and
   outstanding 96 million shares in 1997 and 89 million shares in 1996                 1                     1
Paid-in capital                                                                      511                   480
Retained earnings                                                                     40                     9
--------------------------------------------------------------------------------------------------------------
   Total shareowners' equity                                                         552                   490
--------------------------------------------------------------------------------------------------------------
       Total liabilities and shareowners' equity                                 $ 1,354               $ 1,053
--------------------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of these statements.

LCI International, Inc.
CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY

(In millions)

                                      Preferred           Common
                                        Stock              Stock
                                      ---------   ----------------------
                                                                                     Retained        Total
                                      $.01 Par     Issued and  $.01 Par    Paid-in   Earnings    Shareowners'
                                        Value     Outstanding    Value     Capital   (Deficit)      Equity
-------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994              $115          69          $  1      $242       $(104)        $254
-------------------------------------------------------------------------------------------------------------
Acquisition of CTG                          --           5            --        93          --           93
Employee stock purchases and
  exercises of options/warrants,
  including related tax benefits            --           1            --        10          --           10
Conversion/redemption of
  Convertible Preferred Stock               (1)         --            --         1          --           --
Other transactions                                      --            --         1          --            1
Net income                                  --          --            --        --          64           64
Preferred dividends                         --          --            --        --          (6)          (6)
-------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1995              $114          75          $  1      $347       $ (46)        $416
-------------------------------------------------------------------------------------------------------------
Employee stock purchases and
  exercises of options/warrants,
  including related tax benefits            --           2            --        19          --           19
Conversion/redemption of
  Convertible Preferred Stock             (114)         12            --       114          --           --
Spin-off of Billing                                                                        (16)         (16)
Net income                                  --          --            --        --          74           74
Preferred dividends                         --          --            --        --          (3)          (3)
-------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1996              $ --          89          $  1      $480       $   9         $490
-------------------------------------------------------------------------------------------------------------
Employee stock purchases and
  exercises of options/warrants,
  including related tax benefits            --           7            --        31          --           31
Net income                                  --          --            --        --          31           31
-------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1997              $ --          96          $  1      $511       $  40         $552
-------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these statements.

LCI International, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

 (In millions)

                                                                             For the Year Ended December 31,
                                                                       1997               1996             1995
-----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Income from continuing operations                                      $  31              $  63            $  49
Adjustments to income from continuing operations:
  Depreciation and amortization                                           96                 75               54
  Change in deferred taxes                                                20                 36               (1)
  Merger and restructuring charges                                        43                  -               --
Change in assets/liabilities:
  Trade accounts receivable                                              (16)               (52)             (67)
  Net securitization activity                                            (53)               112               --
  Accounts payable and facility costs accrued and payable                 34                 53               21
  Other assets/liabilities                                                32                 21               (2)
-----------------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                            187                308               54
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
    Net cash provided by discontinued operations                          --                 15                8
-----------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Capital expenditures - property and equipment                           (321)              (156)            (106)
Payment for acquisitions and other                                       (17)              (124)             (79)
-----------------------------------------------------------------------------------------------------------------
    Net cash (used in) investing activities                             (338)              (280)            (185)
-----------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Proceeds from issuance of debt                                           350                  6                5
Net debt (payments) borrowings                                          (228)               (48)             115
Preferred dividend payments                                               --                 (3)              (6)
Proceeds from employee stock plans and warrants                           17                 14                9
-----------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) financing activities                  139                (31)             123
-----------------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                      (12)                12               --
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the beginning of the year                    12                 --               --
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the year                       $  --              $  12            $  --
-----------------------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BUSINESS ORGANIZATION AND PURPOSE

The financial statements presented herein include the Consolidated Balance Sheets of LCI International, Inc., a Delaware corporation, and its wholly owned subsidiaries (LCI or the Company) as of December 31, 1997 and 1996, and the related Consolidated Statements of Operations, Shareowners' Equity and Cash Flows for the three years ended December 31, 1997.

LCI is a facilities-based telecommunications carrier that provides a broad range of domestic and international voice and data services to the commercial, wholesale, residential/small business and local market segments, and operator assisted services. The Company serves its customers primarily through owned and leased digital fiber-optic facilities.

On December 22, 1997, the Company acquired USLD Communications Corp. (USLD) in a stock-for-stock transaction that has been accounted for as a pooling of interests. The Company exchanged approximately 12 million shares of its common stock, par value $.01 per share (Common Stock) for all of the outstanding shares of USLD common stock. The Company's Consolidated Financial Statements have been restated to include the results for USLD, as though the companies had always been a combined entity.


2.  ACCOUNTING POLICIES

ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

PRINCIPLES OF CONSOLIDATION
The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated. Certain reclassifications have been made to the Consolidated Financial Statements for 1996 and 1995 to conform with the 1997 presentation. In August 1996, USLD completed the spin-off of its billing clearinghouse and information management services business, Billing Information Concepts Corp. (Billing). The spin-off has been accounted for as discontinued operations and, accordingly, the Company restated its Consolidated Financial Statements for all periods presented prior to that date in accordance with Accounting Principles Board Opinion (APB) No. 30. Financial disclosures for all periods presented reflect that restatement.

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company uses its available cash to reduce the balance of its revolving credit facility (Credit Facility) and generally maintains no cash on hand.

TRADE ACCOUNTS RECEIVABLE
Trade accounts receivable represent amounts due from customers for telecommunications services, less an allowance for uncollectible accounts. Revenues and, therefore, trade accounts receivable, include amounts recognized for services provided but not yet billed.

ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM
In accordance with Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," the transfers of receivable balances meet the criteria to be classified as a sale for accounting purposes. As such, amounts sold under the accounts receivable securitization program (Securitization Program) are not included in the accompanying Consolidated Financial Statements. The costs of the Securitization Program are included in interest and other expense, net in the accompanying Consolidated Statements of Operations. The cash proceeds are included in operating activities in the accompanying Consolidated Statements of Cash Flows.

PREPAIDS AND OTHER
Prepaids and other assets include deferred customer promotion costs and customer acquisition costs that are amortized over the estimated life of the related contract term, and various other accounts and notes receivable expected to be received within the next year.

PROPERTY AND EQUIPMENT
These assets are stated at cost or at fair market value if obtained as part of an acquisition. Construction costs include material, labor, interest and overhead costs. Property and equipment as of December 31, 1997 and 1996 includes the net book value of $25 million and $9 million for a capitalized building lease for the Company's operating subsidiaries' headquarters. Routine repairs and maintenance of property and replacements of minor items are charged to expense as incurred. Depreciation of buildings and equipment is provided using the composite method over the estimated useful lives of these assets. The cost of equipment retired in the ordinary course of business, less proceeds, is charged to accumulated depreciation. The capitalized building lease is amortized on a straight-line basis over the term of the lease.

The estimated depreciation and amortization periods by asset type:

         ----------------------------------------------------------------
         Asset Category                                            Years
         ----------------------------------------------------------------
         Fiber-optic network:
            Fiber-optic cable and buildings                         30
            Transmission, distribution and switching equipment    10 - 15
            Installation costs                                       3
         Technology platforms                                        5
         Equipment:
            Information systems - hardware and software            3 - 5
            General office equipment                               5 - 10
         Capitalized building lease                                 15

EXCESS OF COST OVER NET ASSETS ACQUIRED
Excess of cost over net assets acquired (goodwill) consists of the excess of the cost to acquire an entity over the estimated fair market value of the net assets acquired. Goodwill is amortized on a straight-line basis over 40 years. The Company continually evaluates whether events and circumstances have occurred which indicate that the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. If such an event has occurred, the Company estimates the sum of the expected future cash flows, undiscounted and without interest charges, derived from such goodwill over its remaining life. The Company believes that no such impairment existed at December 31, 1997. Amortization of goodwill was $10 million, $10 million and $5 million for the years ended December 31, 1997, 1996 and 1995, respectively.

OTHER ASSETS
Other assets consist of debt issuance costs, rights-of-way, customer lists, non-compete agreements and other deferred costs, which are amortized over the estimated life or contract term of the agreement.

OTHER LIABILITIES AND DEFERRED CREDITS
Other liabilities and deferred credits primarily include long-term deferred income taxes and other long-term liabilities. As of December 31, 1997 and 1996, net long-term deferred tax liabilities of $84 million and $56 million, respectively, were included in other liabilities and deferred credits.

REVENUE RECOGNITION
Telecommunications revenues are recognized when services are provided and are net of estimated credits and uncollectible amounts.

ADVERTISING COST
In accordance with Statement of Position 93-7, "Reporting on Advertising Costs," costs for advertising are expensed as incurred within the fiscal year. If it is determined that the advertising costs will provide a future economic benefit, the costs are capitalized and amortized over the period of benefit, not to exceed one year.

INCOME TAXES
The Company follows SFAS No. 109, "Accounting for Income Taxes" (see Note 13).

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts of current assets and liabilities approximate their fair market value. The fair market value of long-term debt is discussed further in
Note 7.

CONCENTRATION OF CREDIT RISK
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The risk is limited due to the number of market segments, the large number of entities comprising the Company's customer base and the dispersion of those entities across many different industries and geographic regions. As of December 31, 1997, the Company had no significant concentrations of credit risk.

STATEMENTS OF CASH FLOWS
Cash payments and significant non-cash activity:

                                                            For the years ended December 31,
 (In millions)                                            1997             1996          1995
-----------------------------------------------------------------------------------------------
 Cash payments for interest                               $  30            $  27         $  17
 Cash payments for income taxes                           $   4            $   2         $   3

 Non-cash investing and financing activities:
   Tax benefit recognized in connection
     with stock option exercises                          $  12            $   6         $   1
   Capital lease obligations incurred                     $  17            $   1         $  --
   Dividend pursuant to spin-off of Billing               $  --            $  34         $  --


During 1997, the Company exchanged approximately 12 million shares of Common Stock for all of the outstanding common stock of USLD to affect the business combination, and 5 million shares of Common Stock were issued in connection with the non-cash exercise of warrants. During 1996, shareowners converted approximately 5 million shares of Convertible Preferred Stock into approximately 12 million shares of Common Stock. During 1995, the Company issued 5 million shares of Common Stock with a market value of approximately $93 million, as partial consideration in a purchase acquisition.

ACCOUNTING PRONOUNCEMENTS NOT YET EFFECTIVE
In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Both are required for financial statements in fiscal years beginning after December 15, 1997.

SFAS No. 130 requires comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. As the Company does not currently have any components of comprehensive income, it is not expected that this statement will affect the Consolidated Financial Statements.

SFAS No. 131 requires entities to disclose financial and detailed information about its operating segments in a manner consistent with internal segment reporting used by the Company to allocate resources and assess financial performance. The Company has not completed the analyses required to determine the additional disclosures requirements, if any, for the adoption of SFAS No. 131.

In anticipation of the year 2000 (Year 2000), management has developed a plan to review software that was internally developed and/or externally purchased or licensed for compliance with Year 2000 processing requirements. In accordance with Emerging Issues Task Force Opinion No. 96-14, "Accounting for the Costs Associated with Modifying Computer Software for the Year 2000," the Company will expense all costs as incurred.


3.  MERGER & RESTRUCTURING

MERGER
On December 22, 1997, the Company acquired USLD in a stock-for-stock transaction that resulted in USLD becoming a wholly owned subsidiary of LCI. Under the terms of the agreement, USLD shareholders received .7576 of a share of Common Stock of the Company for each USLD share. Accordingly, the Company issued approximately 12 million shares of Common Stock for all outstanding shares of USLD common stock. Additionally, outstanding options and warrants to acquire USLD common stock were converted to options and warrants to purchase approximately 2 million shares of Common Stock of the Company.

The merger qualified as a tax-free reorganization and was accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to include the accounts and operations of USLD for all periods presented as though the two companies had always been a combined entity.

Combined and separate results of LCI and USLD during the periods preceding the merger:

    (In millions)                                       LCI             USLD         COMBINED
   -------------------------------------------------------------------------------------------
    NINE MONTHS ENDED SEPTEMBER 30, 1997
       Revenues                                    $  1,018           $  178         $  1,196
       Net income                                  $     65           $    4         $     69
   -------------------------------------------------------------------------------------------
    YEAR ENDED DECEMBER 31, 1996
       Revenues                                    $  1,103           $  201         $  1,304
       Net income                                  $     75           $   (1)        $     74
   -------------------------------------------------------------------------------------------
    YEAR ENDED DECEMBER 31, 1995
       Revenues                                    $    673           $  151         $    824
       Net income                                  $     51           $   13         $     64
   -------------------------------------------------------------------------------------------

No adjustments were necessary to the combined financial results presented above to conform the accounting policies of the two companies, other than reclassifications of certain revenue and expense reporting to conform financial statement presentation. There were no material intercompany transactions between the two companies for the periods presented.

In connection with the merger, the Company recorded a $45 million one-time merger charge during 1997. The charge included $7 million of transaction costs for investment bank and other professional fees, $31 million for the elimination of duplicate facilities and the write-off of assets, and $7 million for employee severance and termination costs.

RESTRUCTURING
In the fourth quarter of 1997, the Company recorded restructuring charges of $8 million for the costs associated with relocation to the new headquarters building and for employee severance and termination costs. In addition, during the second quarter of 1997, there was a $1 million one-time charge by USLD for the resignation of its former chairman of the board of directors.

In 1996, USLD charged $13 million for the direct spin-off costs related to Billing. In addition, $3 million of restructuring charges were recorded for the costs associated with consolidating support functions and the write-off of assets.


4.  ACQUISITIONS

The Company has supplemented growth from its base business with several strategic acquisitions. Each acquisition during 1996 and 1995 was accounted for as a purchase.

In January 1996, the Company purchased the long-distance business assets of Teledial America, Inc. (Teledial America), which did business as U.S. Signal Corporation, and an affiliated company, ATS Network Communications, Inc. (ATS). The Company acquired both companies for approximately $99 million in cash, and the amount of goodwill recorded in the purchase transactions was $100 million. The results of operations for Teledial America and ATS were included in the Consolidated Statement of Operations from January 1, 1996.

In September 1995, the Company acquired Corporate Telemanagement Group, Inc.
(CTG), for approximately $140 million in cash and Common Stock, and assumed approximately $24 million in debt. The amount of goodwill recorded in the purchase transaction was $157 million. The Consolidated Statements of Operations include the results of CTG from September 1, 1995. The combination of the operations of the Company and CTG provided pro forma net revenues of $815 million, pro forma net income of $54 million and pro forma earnings per common share of $0.63. The pro forma information is provided as if the acquisition had occurred at the beginning of the 1995 fiscal year and is for informational purposes only.

USLD had insignificant business combinations in 1997 and 1995 that were not material for financial statement purposes.


5. DISCONTINUED OPERATIONS

In August 1996, USLD completed the spin-off of Billing. The spin-off has been accounted for as discontinued operations and, accordingly, the Company restated its Consolidated Financial Statements for all periods presented prior to that date. The spin-off was a tax-free distribution of 100% of the common stock of Billing to USLD's shareowners. Revenue of the discontinued operations of Billing was $86 million and $81 million for the years ended December 31, 1996 and 1995, respectively. Basic and diluted earnings per share for discontinued operations for the year ended December 31, 1996 were $0.13 and $0.11, respectively, and for the year ended December 31, 1995 were $0.21 and $0.16.

In connection with the spin-off, USLD distributed, for financial statement purposes, a dividend of $16 million to record the net effect of forgiven intercompany payable/receivable balances, the reimbursement by Billing of direct spin-off costs, and the transfer of a working capital balance of $22 million to USLD. Direct spin-off costs of $13 million were included in restructuring charges in the Consolidated Statements of Operations for the year ended December 31, 1996. These costs included professional fees, tax payments triggered by the spin-off, payments under employment agreements and costs associated with accelerated stock grants.


6. ACCOUNTS RECEIVABLE SECURITIZATION

In August 1996, the Company entered into an agreement to sell a percentage ownership interest in a defined pool of its trade accounts receivable (Securitization Program). Under the Company's Securitization Program, LCI SPC I, Inc. (SPC), a wholly owned, bankruptcy-remote subsidiary of the Company, sells accounts receivable. Under this Securitization Program, the Company can transfer an undivided interest in a designated pool of its accounts receivable on an ongoing basis to maintain the participation interest up to a maximum of $150 million. The accounts receivable balances sold, but not yet collected, of approximately $59 million and $112 million at December 31, 1997 and 1996, respectively, are not included in the accompanying Consolidated Balance Sheets. SPC had approximately $130 million and $120 million of accounts receivable available for sale as of December 31, 1997 and 1996. The cost of the Securitization Program is based on a discount rate equal to the short-term commercial paper rate plus certain fees and expenses. The Company retains substantially all the same risk of credit loss as if the receivables had not been sold, and has established reserves for such estimated credit losses.

Under the Securitization Program agreement, the Company acts as agent for the purchaser of the receivables by performing recordkeeping and collection functions on the interest sold and receives a fee providing adequate compensation for such services. The agreement also contains certain covenants regarding the quality of the accounts receivable portfolio, as well as financial covenants that are substantially identical to those contained in the Company's Credit Facility (see Note 7). Except in limited circumstances, SPC is subject to certain contractual prohibitions concerning the payment of dividends and the making of loans and advances to LCI.


7. DEBT

In June 1997, the Company issued $350 million of 7.25% Senior Notes (Notes), which mature June 15, 2007. The net proceeds from the issuance of the Notes were used to repay outstanding indebtedness and for working capital and general corporate purposes. As of December 31, 1997, the fair market value of the Notes was approximately $361 million.

The Company had approximately $10 million in various fixed-rate notes as of December 31, 1997. These notes are expected to be repaid during early 1998.

CREDIT FACILITY
The Company has an aggregate $750 million revolving credit (Credit Facility) from a syndicate of banks. The Credit Facility is comprised of two separate facilities of $500 million and $250 million. The first facility has a term of five years, while the second facility has a one-year term. Each facility may be extended for a limited number of periods. Both facilities bear interest at a rate consisting of two components: The base rate component is dependent upon a market indicator; the second component varies from 0.30% to 0.75% based on the more favorable of the relationship of borrowing levels to operating cash flow (leverage ratio) or the Company's senior unsecured debt rating.

The Credit Facility contains various financial covenants, the most restrictive being the leverage ratio requirement. As of December 31, 1997 and 1996, the Company was in compliance with all Credit Facility covenants. The company had no outstanding balance under the Credit Facility as of December 31, 1997, compared to $215 million outstanding as of December 31, 1996. The weighted average interest rate on the outstanding borrowings under the Credit Facility as of December 31, 1996 was 6.09%. The carrying amount of the Credit Facility approximates its fair value, as the underlying instruments are variable rate notes that reprice frequently.

The Company also has an interest rate cap agreement with certain banks to manage interest rate risk on the Credit Facility. The agreement is for a two-year period ending February 1998 and limits the base interest rate exposure to 7.5% on $130 million notional principal balance of the Credit Facility. In the event of non-performance by the banks, the Company would be obligated to make the contractual payments under the Credit Facility, and would have exposure to the extent of any increase in the base rate component above 7.5%. The Company believes the probability of such an event is remote.

LINES OF CREDIT
The Company has three separate discretionary line of credit agreements (Lines of Credit) with commercial banks for a total of $75 million. The Lines of Credit provide flexible short-term borrowing at competitive rates dependent upon a market indicator. As of December 31, 1997 and 1996, the outstanding balances under the Lines of Credit were $25 million and $8 million, respectively, with interest rates of 6.26% and 5.93%, respectively.

The outstanding balance in the accompanying Consolidated Balance Sheets is reflected in long-term debt, due to the borrowing availability under the Credit Facility to repay such balances. The carrying value of the Lines of Credit approximates its fair market value.


8.  LEASES

The Company's capital leases primarily include two building leases, which expire at various times through 2012. The noncurrent portions of all capital lease obligations were $28 million and $13 million as of December 31, 1997 and 1996, respectively. The Company has operating leases for other office space and equipment with lease terms from three to ten years with options for renewals.

During 1996, the Company entered into an operating lease agreement for the rental of a new corporate headquarters being developed in Arlington, Virginia. This agreement has a three-year base term with two options to renew for one year each. The agreement includes a maximum residual guarantee of $62 million at the end of the base term, which is included in the minimum lease payments, below. However, the Company expects to exercise the renewal options, which will extend the lease term and defer the residual guarantee payment. The property is owned by an unrelated entity that is leasing the facility to the Company. The Company plans to occupy the building in June 1998.

Total expenses for operating leases for the years ended December 31, 1997, 1996 and 1995 were $15 million, $12 million and $9 million, respectively. The Company is required, at a minimum, to make the following payments on capital and operating leases:

         (In millions)                                        Capital        Operating
        -------------------------------------------------------------------------------
         1998                                                    $  5             $ 19
         1999                                                       5               80
         2000                                                       5               14
         2001                                                       5               11
         2002                                                       5               10
         Thereafter                                                28               49
        -------------------------------------------------------------------------------
         Total minimum lease payments                              53             $183
         Less - amounts representing interest                      23        ----------
        ---------------------------------------------------------------
         Capital lease obligations                                 30
         Less - amounts due within one year                         2
        ---------------------------------------------------------------
         Noncurrent portion of capital lease obligations         $ 28
        ---------------------------------------------------------------


9.  COMMITMENTS AND CONTINGENCIES

CAPITAL REQUIREMENTS
During 1998, the Company expects that its nonbinding commitment for capital expenditures (excluding acquisitions) will increase from the levels expended in 1997 and is dependent on the Company's geographic and revenue growth. The Company's capital requirements are primarily for switching and transmission facilities and technology platforms arising from the Company's strategic expansion plans. In addition to its ongoing capital requirements, the Company has entered into several agreements to extend its fiber-optic network. These commitments will extend the Network throughout several geographic areas of the United States, and are expected to require incremental capital expenditures of approximately $250 million for fiber-optic capacity and related equipment. The timing of payments will depend on the delivery and acceptance of facilities, which are expected to be completed in the first half of 1998.

VENDOR AGREEMENTS
The Company has agreements with certain interexchange carriers, LECs and third-party vendors to lease facilities for originating, terminating and transport services. Some agreements require the Company to maintain minimum monthly and/or annual billings based on usage. The Company has met and expects to continue to meet these minimum usage requirements.

During 1997, the Company amended an agreement with its largest provider of leased and international services. Under the terms of the amended contract, the Company is no longer obligated to use that carrier for its leased facilities and the minimum usage commitments were significantly reduced. In addition, the Company received a usage credit in exchange for agreeing to increases in certain domestic and international switch services. The Company expects to mitigate the impact of increased rates by applying the credit against future use of services during the two-year agreement period, as well as using alternative arrangements and strategic investments to reduce the reliance on this third-party carrier.

LEGAL MATTERS
The Company has been named as a defendant in various litigation matters. Management intends to vigorously defend these outstanding claims. The Company believes it has adequate accrued loss contingencies. Although the ultimate outcome of these claims cannot be ascertained at this time, in management's opinion, current pending or threatened litigation matters will not have a material adverse impact on the Company's results of operations or financial condition.


10.  SHAREOWNERS' EQUITY

PREFERRED STOCK
In January 1997, the Board of Directors adopted a shareholder rights agreement (Rights Agreement) designed to ensure that shareowners receive fair and equal treatment in the event of a proposed takeover of the Company. One preferred share purchase right (Right) has been attached to each share of the Company's Common Stock to shareowners of record on January 22, 1997 (and all subsequently issued shares) and, until distributed, may be transferred only with the Common Stock. Each Right, when exercisable, represents the right to purchase one one-thousandth of a share of a newly issued series of preferred stock of the Company, designated as Junior Participating Preferred Stock, par value $.01 per share or, in certain circumstances, to purchase shares of Common Stock at less than the prevailing market price. The exercise price is $100 per Right, the redemption price is $.01 per Right, and the Right expires on January 22, 2007. The Rights will be distributed and become exercisable only in the event that any person or entity, together with its affiliates or associates, acquires more than a certain specified percentage of Common Stock of the Company.

On September 3, 1996, the remaining outstanding shares of the Company's previously outstanding 5% Cumulative Convertible Exchangeable Preferred Stock (Convertible Preferred Stock) were redeemed by the Company. Preferred dividends, cumulative from the date of issuance, were paid quarterly at an annual rate of $1.25 per share on the outstanding shares until redemption. Prior to redemption, shareowners converted 4.6 million shares of Convertible Preferred Stock into 12.1 million shares of Common Stock.

COMMON STOCK
In December 1997, the Company issued 12.4 million shares of Common Stock in connection with the merger of USLD with LCI Acquisition Corp., a wholly owned subsidiary of the Company. In September 1995, the Company issued 4.6 million shares of Common Stock to purchase CTG.

COMMON STOCK WARRANTS
In 1993, the Company issued warrants for 5.4 million shares of Common Stock, at $2.83 per share. During 1997 and 1996, respectively, warrant holders exercised
5.2 million and 0.2 million warrants for an aggregate amount of 4.6 million and
0.2 million shares of Common Stock. As of December 31, 1997, all Common Stock warrants had been exercised. USLD had granted warrants to purchase shares of Common Stock pursuant to telecommunications service agreements in 1992, 1995 and 1997. Pursuant to the merger agreement, each outstanding warrant was converted into a warrant to purchase Common Stock of LCI based on the conversion ratio stated in the terms of the merger agreement. As of December 31, 1997, approximately 0.2 million of these warrants were outstanding.

EMPLOYEE BENEFIT PLANS
The Company maintains a defined contribution retirement plan for its employees. Under this plan, eligible employees may contribute a percentage of their base salary, subject to certain limitations. Beginning in 1994, the Company elected to match a portion of the employees' contributions. The expense of the Company's matching contribution was approximately $1 million for each year ending December 31, 1997, 1996 and 1995.


11. INCENTIVE STOCK PLANS

STOCK OPTIONS
The Company has stock option plans under which options to purchase shares of Common Stock may be granted to directors and key employees. Under the plans, the Company may grant incentive stock options (ISOs), as defined by the Internal Revenue Code, or non-qualified options (NQOs). Stock options generally have a five-year vesting period. In the event of a change in control of the Company, all options outstanding would become 100% exercisable. Under the plans, options expire up to 10 years after the date of the grant and shares of Common Stock underlying surrendered options may be re-granted by the Board of Directors. Options that had been issued pursuant to USLD option plans were converted to options to purchase Common Stock of LCI based on the conversion ratio stated in the terms of the merger agreement. Upon the effective date of the merger, all USLD options became fully vested and exercisable, but otherwise have the same terms and conditions in effect prior to the merger.

The option price under all plans is fixed at the discretion of the compensation committee of the Board of Directors at the time of grant. During 1997, 1996 and 1995, the option prices for all options granted were the fair market value of the shares on the date of grant. As of December 31, 1997, there were 18 million options authorized under the Company's stock option plans.

                                                         Number       Exercisable       Weighted
                                                           of           Options         Average
         (In millions)                                   Shares                      Exercise Price
        -------------------------------------------------------------------------------------------
           OUTSTANDING AS OF DECEMBER 31, 1994              7              3         $     5.28
        -------------------------------------------------------------------------------------------
         Options granted                                    4                             12.49
         Options exercised                                 (1)                             6.52
         Options surrendered                               (1)                            14.09
        -------------------------------------------------------------------------------------------
           OUTSTANDING AS OF DECEMBER 31, 1995              9              4               7.37
        -------------------------------------------------------------------------------------------
         Options granted                                    3                             18.92
         Options exercised                                 (1)                             7.17
         Options surrendered                               --                             16.66
        -------------------------------------------------------------------------------------------
           OUTSTANDING AS OF DECEMBER 31, 1996             11              5              10.27
        -------------------------------------------------------------------------------------------
         Options granted                                    4                             19.76
         Options exercised                                 (2)                             5.18
         Options surrendered                               (1)                            19.67
        -------------------------------------------------------------------------------------------
           OUTSTANDING AS OF DECEMBER 31, 1997             12              7         $    13.44
        -------------------------------------------------------------------------------------------
         Options available for grant as of
             December 31, 1997                              4
        -------------------------------------------------------------------------------------------

The following table presents information for the 12 million options outstanding as of December 31, 1997:


    (In millions)                    Options Outstanding                  Options Exercisable
   -----------------------------------------------------------------------------------------------
                                          Weighted        Weighted                       Weighted
         Range of                         Average         Average                         Average
         Exercise         Number of       Exercise      Contractual     Number of        Exercise
          Price            Options         Price        Life (Years)     Options          Price
   -----------------------------------------------------------------------------------------------
     $ 0.17 -  $ 2.83        1           $   2.00             4              1           $  2.00
     $ 4.56 -  $ 8.91        3           $   6.93             5              2           $  6.88
     $ 9.75 -  $11.21        2           $  11.05             7              2           $ 10.94
     $11.25 -  $19.31        3           $  18.68             8              1           $ 15.55
     $19.35 -  $35.13        3           $  22.62             8              1           $ 22.65
   -----------------------------------------------------------------------------------------------

EMPLOYEE STOCK PURCHASE PLAN
The Company has an employee stock purchase plan (ESPP) that enables substantially all employees to purchase shares of Common Stock on monthly offering dates at a purchase price equal to the lesser of 85% of the fair market value of the Common Stock on the date of its purchase or 85% of the fair market value of the Common Stock, as established at intervals from time to time. In August 1997, the Company amended the ESPP to extend the offering period through February 2000 or until shares authorized under the ESPP are exhausted. A maximum of 1.8 million shares of Common Stock were authorized for purchase under the ESPP. During 1997, 1996 and 1995, respectively, 0.4 million,
0.3 million and 0.2 million shares were issued under the ESPP at average prices of $19.02, $24.64 and $11.59. As of December 31, 1997, the amount of Common Stock available for issuance under the ESPP was 0.7 million shares.

STOCK-BASED COMPENSATION PLANS
The Company follows the requirements of APB No. 25 to account for its stock option plans and ESPP and, accordingly, no compensation cost is recognized in the Consolidated Statements of Operations for these plans. In 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which requires certain disclosures about stock-based employee compensation arrangements. SFAS No. 123 requires pro forma disclosure of the impact on net income and earnings per share if the fair value method defined in SFAS No. 123 had been used.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions used for grants in 1997, 1996 and 1995, respectively: risk-free interest rates of 6.2%, 5.7% and 6.7% for the stock option plans and 5.6%, 5.5% and 5.6% for the ESPP; no expected dividend yields; expected lives of 5.2 years, 3.9 years and 4.0 years for the stock option plans and 0.7 years, 1.5 years and 2.2 years for the ESPP; and expected volatility of 46.7%, 39.6% and 48.3% for the stock option plans and 44.1%, 45.3% and 47.5% for the ESPP. The weighted compiled average fair values of options granted during 1997, 1996 and 1995 for the stock option plans were $8.48, $6.69 and $4.53, respectively, and for the employee stock purchase plan were $6.02, $9.48 and $7.17, respectively.

Pro forma net income, as if the fair value method had been applied, was $15 million, $66 million and $60 million for the years ended December 31, 1997, 1996 and 1995, respectively. The pro forma earnings per share on a diluted basis for the same periods were $0.16, $0.66 and $0.65.

In accordance with SFAS No. 123, the fair value method was not applied to options granted prior to January 1, 1995. The resulting pro forma impact may not be representative of results to be expected in future periods and is not reflective of actual stock performance.

12. EARNINGS PER SHARE

In February 1997, SFAS No. 128, "Earnings per Share," was issued, which required the Company to change the method used to calculate earnings per share. Basic earnings per share were calculated as income available to common shareowners divided by the weighted average number of common shares outstanding. Diluted earnings per share were calculated as net income divided by the diluted weighted average number of common shares. Diluted weighted average number of common shares was calculated using the treasury stock method for Common Stock equivalents, which included Common Stock issuable pursuant to stock options, Common Stock warrants and Convertible Preferred Stock. The following is provided to reconcile the earnings per share calculations:

                                                          For the Year Ended December 31,
                                                ------------------------------------------------
(In millions, except per share amounts)             1997               1996              1995
                                                ------------       ------------      ------------
INCOME:
Net income                                      $     31           $     74          $     64
   Less - preferred dividends                         --                 (3)               (6)
                                                ------------       ------------      ------------
Income available to common shareowners          $     31           $     71          $     58
                                                ============       ============      ============
Shares:
Weighted average shares (Basic)                       91                 83                71
                                                ============       ============      ============
  Effect of dilutive securities:
    Stock options                                      4                  6                 5
    Warrants                                           4                  5                 4
    Convertible Preferred Stock                       --                  5                12
                                                ------------       ------------      ------------
Diluted weighted average shares                       99                 99                92
                                                ============       ============      ============
PER SHARE AMOUNTS:
Basic earnings per share                        $   0.34           $   0.86          $   0.81
                                                ============       ============      ============
Diluted earnings per share                      $   0.32           $   0.75          $   0.69
                                                ============       ============      ============


13. INCOME TAXES

Income tax expenses for the years ended December 31, 1997, 1996 and 1995, consisted of:

         (In millions)                                       1997         1996        1995
        -----------------------------------------------------------------------------------
         Current tax expense (benefit):
            Federal                                          $  1         $  3        $ (4)
            State                                               3            1          --
         Deferred tax expense:
            Increase in deferred tax liability                 22            4           5
            Decrease in deferred tax asset                      5           38          27
            Decrease in valuation allowance                    --           (8)        (12)
        -----------------------------------------------------------------------------------
              Income tax expense                             $ 31         $ 38        $ 16
        -----------------------------------------------------------------------------------

The decrease in the valuation allowance in 1996 and 1995 resulted from the Company's realization of its net operating loss (NOL) carryforwards based on the Company's growth in recurring operating income.

The Company pays state income taxes on the greater of a net worth basis or an income basis in a majority of the states in which it operates. The Company records state deferred tax assets and liabilities, net of its federal benefit, at an average blended rate of 4%.

The effective income tax rate varies from the federal statutory rate for the years ended December 31, 1997, 1996 and 1995, as follows:

(In millions)                                   1997                    1996                   1995
--------------------------------------------------------------------------------------------------------
Expected tax expense at
   federal statutory income tax rate     $  22          35%     $    35       35%         $23        35%
Effect of:
   State income tax expense                  2           3            5        5            2         3
   Merger-related expenses                   5           9           --       --           --        --
   Non-deductible expenses                   2           3            4        4            1         2
   Change in valuation allowance             -           -           (8)      (8)         (12)      (18)
   Other, net                                -           -            2        2            2         3
--------------------------------------------------------------------------------------------------------
      Income tax expense                 $  31          50%     $    38       38%         $16        25%
--------------------------------------------------------------------------------------------------------

The significant items giving rise to the deferred tax (assets) and liabilities as of December 31, 1997 and 1996, were:

         (In millions)                                1997              1996
        -----------------------------------------------------------------------
         Deferred tax liabilities:
            Property and equipment                    $    65           $   42
            Acquisition related                            26               24
            Deferred expenses                               4                3
        -----------------------------------------------------------------------
            Total deferred tax liabilities                 95               69
        -----------------------------------------------------------------------
         Deferred tax (assets):
            Other loss contingencies                       (2)              (6)
            Property and other taxes                       (8)              (4)
            Accrued expenses                               (9)              (5)
            Acquired assets                                (5)              (5)
            NOLs and tax credit carryforwards             (46)             (44)
        -----------------------------------------------------------------------
            Total deferred tax (assets)                   (70)             (64)
        -----------------------------------------------------------------------
               Net deferred tax liability             $    25           $    5
        -----------------------------------------------------------------------

The Company's 1997 deferred income tax balances were included in current deferred tax assets, net of $59 million, and in other liabilities and other deferred credits of $84 million. The 1996 deferred income tax balances were included in current deferred tax assets, net of $51 million, and in other liabilities and other deferred credits of $56 million.

The Company has generated significant NOLs that may be used to offset future taxable income. Each year's NOL has a maximum 15-year carryforward period. The Company's ability to fully use its NOL carryforwards is dependent on future taxable income. As of December 31, 1997, the Company has NOL carryforwards of $104 million for income tax return purposes subject to various expiration dates beginning in 1998 and ending in 2010. The future tax benefit of these NOL carryforwards of $43 million and $41 million in 1997 and 1996, respectively, has been recorded as a deferred tax asset.

14.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the unaudited quarterly results of operations for the two years ended December 31:

(In millions, except earnings per common share)                              1997
------------------------------------------------------------------------------------------------------------
                                                     FIRST          SECOND           THIRD         FOURTH
------------------------------------------------------------------------------------------------------------
Revenues                                            $  368          $  399          $  430        $   446
Cost of services                                       219             240             256            271
------------------------------------------------------------------------------------------------------------
    Gross margin                                       149             159             174            175
Selling, general and administrative expenses            84              90              98            136
Merger charges                                          --              --               1             44
Restructuring charges                                   --               1              --              8
Depreciation and amortization                           21              23              26             25
------------------------------------------------------------------------------------------------------------
   Operating income (loss)                              44              45              49            (38)
Interest and other expense, net                          7               7               9             13
------------------------------------------------------------------------------------------------------------
   Income (loss) before income taxes                    37              38              40            (51)
Income tax expense (benefit)                            15              15              16            (14)
------------------------------------------------------------------------------------------------------------
   Net income (loss)                                    22              23              24            (37)
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE
   Earnings per share - basic                       $ 0.25          $ 0.25          $ 0.27        $ (0.39)
------------------------------------------------------------------------------------------------------------
   Earnings per common share - diluted              $ 0.22          $ 0.23          $ 0.24        $ (0.39)
------------------------------------------------------------------------------------------------------------
   Basic weighted average shares                        89              90              91             95
------------------------------------------------------------------------------------------------------------
   Diluted weighted average shares                      99              98              99             95(A)
------------------------------------------------------------------------------------------------------------

(In millions, except earnings per common share)                              1996
------------------------------------------------------------------------------------------------------------
                                                     First          Second           Third         Fourth
------------------------------------------------------------------------------------------------------------
Revenues                                            $  297          $  321          $  341        $   344
Cost of services                                       180             193             201            203
------------------------------------------------------------------------------------------------------------
   Gross margin                                        117             128             140            141
Selling, general and administrative expenses            70              75              81             80
Restructuring charges                                   --               7               9             --
Depreciation and amortization                           17              18              20             20
------------------------------------------------------------------------------------------------------------
   Operating income                                     30              28              30             41
Interest and other expense, net                          8               7               8              6
------------------------------------------------------------------------------------------------------------
   Income before income taxes                           22              21              22             35
Income tax expense                                       8               7              10             12
------------------------------------------------------------------------------------------------------------
   Income from continuing operations                    14              14              12             23
Discontinued operations                                  5               4               2             --
------------------------------------------------------------------------------------------------------------
   Net income                                           19              18              14             23
   Income on common stock                           $   18          $   17          $   14        $    23
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE
------------------------------------------------------------------------------------------------------------
   Earnings per common share - basic                $ 0.23          $ 0.21          $ 0.16        $  0.26
------------------------------------------------------------------------------------------------------------
   Earnings per common share - diluted              $ 0.20          $ 0.18          $ 0.14        $  0.23
------------------------------------------------------------------------------------------------------------
   Basic weighted average shares                        77              81              86             89
------------------------------------------------------------------------------------------------------------
   Diluted weighted average shares                      98              99              99            100
------------------------------------------------------------------------------------------------------------

(A) Common Stock equivalents were antidilutive and therefore excluded from weighted average shares.

15.  SUBSEQUENT EVENT

On March 8, 1998, the Company entered into a merger agreement with Qwest Communications International Inc. (Qwest) and a subsidiary of Qwest pursuant to which LCI will become a wholly owned subsidiary of Qwest. The all-stock transaction is valued at approximately $4.4 billion. Under the terms of the agreement, each of the outstanding shares of the Company's common stock, par value $.01 per share, will be converted into $42 of Qwest common stock, subject to certain exceptions. The number of shares of Qwest common stock to be exchanged for each share of the Company's common stock will be determined by dividing $42 by a 15-day volume weighted average of trading prices for Qwest common stock prior to the closing, but will not be less than 1.0625 shares (if Qwest's average stock price exceeds $39.53) or more than 1.5583 shares (if Qwest's average stock price is less than $26.95). The Company may terminate the merger agreement if Qwest's average stock price is less than $26.95, unless Qwest then agrees to exchange for each share of common stock of the Company the number of Qwest shares determined by dividing $42 by such average price. The merger is intended to qualify as a tax-free reorganization and will be accounted for as a purchase. It is anticipated that the merger will occur by the end of the third quarter of 1998. The transaction is subject to the majority vote of the outstanding shares of Qwest and LCI and to other customary conditions such as receipt of regulatory approvals. The majority shareholder of Qwest has entered into an agreement to vote in favor of the merger. There can be no assurances that the conditions to closing of the merger will be met.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE COMPANY

    Information with respect to executive officers of the Company is set forth in Part I of this Annual Report on Form 10-K.

    Information with respect to directors of the Company is incorporated by reference from the information under the caption "Information As to Nominees For Election As Directors" and "Information As to Directors Continuing In Office" in LCI's Proxy Statement for its 1998 Annual Meeting of Shareowners (the "1998 Proxy Statement"). Information with respect to compliance with Section16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance in the 1998 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

    Incorporated by reference from the captions "Board of Directors' Meetings, Committees and Fees" and "Executive Compensation and Related Information" including "Summary Compensation Table," "Option Grants in 1997," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Employment Contracts, Termination of Employment and Change-In-Control Arrangements," and "Compensation Committee Interlocks and Insider Participation" but not including "Compensation Committee Report on Executive Compensation" and "Performance Graph" in the 1998 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated by reference from "Security Ownership of Management and Others" in the 1998 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

    (1)  Financial Statements

    The consolidated financial statements of the Company and the related report of the Company's independent public accountants have been filed under Item 8 on page 27 hereof.

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

(b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the three months ended December 31, 1997.

(c) See Item 14(a)(3) above.

(d) See Item 14(a)(2) above.

                              INDEX TO EXHIBITS

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT
-------                     ----------------------
2(a)         -   Agreement of purchase of sale of assets dated December 17,
                 1995 by and between LCI International Telecom Corp. and
                 Teledial America, Inc. (d/b/a U.S. Signal Corporation).(16)

2(b)         -   Agreement and Plan of Merger, dated as of September 17, 1997, by and among LCI International, Inc., LCI Acquisition Corp.
                 and USLD Communications Corp.(27)

3(i)(a)      -   Amended and Restated Certificate of Incorporation. (19)

3(i)(b)      -   Certificate of Designation of 5% Cumulative Convertible
                 Exchangeable Preferred Stock.(2)

3(i)(c)      -   Certification of Designations, Preferences and Rights of
                 Junior Participating Preferred Stock. (24)

3(ii)        -   Amended and Restated By-laws. (22)

4(a)(i)      -   Specimen Preferred Stock Certificate. (2)

4(a)(ii)     -   Specimen Common Stock Certificate. (1)

4(b)         -   Registration Rights Agreement, effective as of November 15,
                 1988, among LCI Communications Holdings Co., LCI
                 Communications, Inc., Warburg, Pincus Capital Company, L.P.,
                 Primus Capital Fund and Primus Capital Fund II, L.P.(1)

4(c)         -   Credit Agreement, dated as of December 30, 1993, by and among
                 LCI International, Inc., First Union National Bank of North
                 Carolina and Nationsbank of Texas, N.A.(5)

4(c)(i)      -   First Amendment and Confirmation, dated as of March 3, 1994, by and among LCI International, Inc., LCI International
                 Management Services, Inc., LCI International of New Hampshire,
                 Inc., 1056974 Ontario Inc., First Union National Bank of North
                 Carolina and NationsBank of Texas, N.A.(5)

4(c)(ii)     -   Unconditional Guaranty Agreement, dated as of January 19,
                 1994, by and between LCI International Management Services,
                 Inc. and First Union National Bank of North  Carolina. (5)

4(c)(iii)    -   Unconditional Guaranty Agreement, dated as of January 19,
                 1994, by and between LCI International of New Hampshire, Inc.
                 and First Union National Bank of North Carolina.(5)

4(c)(iv)     -   Unconditional Guaranty Agreement, dated as of January 19,
                 1994, by and between 1056974 Ontario Inc. and First Union
                 National Bank of North Carolina.(5)

4(c)(v)      -   Pledge Agreement, dated as of December 30, 1993, by and
                 between LCI International, Inc. and First Union National Bank
                 of North Carolina.(5)

4(c)(vi)     -   Pledge Agreement, dated as of January 19, 1994, by and between
                 LCI International Management Services, Inc. and First Union
                 National Bank of North Carolina.(5)

4(c)(vii)    -   Pledge Agreement, dated as of January 19, 1994, by and between
                 LCI International, Inc. and First Union National Bank of North
                 Carolina.(5)

4(c)(viii)   -   Second Amendment, dated April 7, 1994, to the Credit
                 Agreement, dated December 30, 1993 by and among LCI
                 International, Inc., First Union National Bank of North
                 Carolina and Nationsbank of Texas, N.A.(6)

4(c)(ix)     -   Third Amendment, dated September 28, 1994, to the Credit
                 Agreement, dated December 30, 1993 by and among LCI
                 International, Inc., First Union Bank of North Carolina and
                 Nationsbank of Texas, N.A.(8)

4(c)(x)      -   Unconditional Guaranty Agreement, dated as of September 1,
                 1994, by and between LCI Telecom South, Inc. and First Union
                 National Bank of North Carolina.(8)

4(c)(xi)     -   Unconditional Guaranty Agreement, dated as of September 1,
                 1994, by and between LCI International Telecom Corp., and
                 First Union National Bank of North Carolina.(8)

4(c)(xii)    -   Fourth Amendment, dated October 21, 1994, to the Credit
                 Agreement, dated December 30, 1993 by and among LCI
                 International, Inc., First Union Bank of North Carolina and
                 Nationsbank of Texas, N.A.(11)

4(c)(xiii)   -   Amended and Restated Credit Agreement, dated as of June 6,
                 1995, by and among LCI International, Inc., First Union
                 National Bank of North Carolina, and Nationsbank of Texas,
                 N.A.(13)

4(c)(xiv)    -   Second Amended and Restated Credit Agreement, dated as of
                 February 14, 1996, by and among LCI International, Inc., First
                 Union National Bank of North Carolina, and Nationsbank of
                 Texas, N.A. (18)

4(c)(xv)     -   Third Amended and Restated Credit Agreement, dated as of
                 September 5, 1997, by and among LCI International Inc., First
                 Union National Bank, Nationsbank of Texas, N.A., and the Bank
                 of New York. (28)

4(c)(xvi)    -   364 Day Credit Agreement, dated as of September 5, 1997, by and among LCI International, Inc., First Union National Bank,
                 Nationsbank of Texas, N.A., and the Bank of New York. (28)

4(c)(xvii)   -   Indenture, dated as of June 23, 1997 between LCI
                 International, Inc., and First Trust National Association, as
                 trustee, Providing for the Issuance of Senior Debt Securities,
                 including Resolutions of the Pricing Committee of the Board of Directors establishing the terms of the 7.25% Senior Notes due June 15, 2007. (25)

4(d)         -   Registration Rights Agreement, dated as of November 15, 1988, by and among LCI Communications Holdings Co., Warburg, Pincus
                 Capital Company, L.P., APT Holdings Corporation and
                 Creditanstalt-Bankverein.(1)

4(e)         -   Registration Rights Agreement, dated as of December 30, 1988, by and among LCI Communications Holdings Co., Warburg, Pincus
                 Capital Company, L.P., PNC Venture Corp. and PNC Venture Group
                 I, L.P.(1)

4(f)         -   Registration Rights Agreement, dated as of January 16, 1989, by and among LCI Communications Holdings Co., Warburg, Pincus
                 Capital Company, L.P., and Trustees of General Electric
                 Pension Trust.(1)

4(g)         -   $64,262,707 Subordinated Term Note, dated June 17, 1993,
                 issued by LiTel Communications, Inc.(2)

4(h)         -   Rights Agreement, dated as of January 22, 1997 between LCI
                 International Inc. and Fifth Third Bank, as Rights Agent. (23)

10(a)(i)     -   License Agreement, dated November 19, 1984, between the Ohio
                 Turnpike Commission and Litel Telecommunications
                 Corporation.(1)

10(a)(ii)    -   Right-of-Way Agreement, dated October 31, 1984, among Grand
                 Trunk Western Railroad Company and Litel Telecommunications
                 Corporation.(1)

10(a)(iii)   -   Right-of-Way Agreement, dated May 14, 1985, between Indiana
                 Department of Highways Toll Road Division and Litel
                 Telecommunications Corporation.(1)

10(b)        -   Lease Agreement, dated September 27, 1984, by and between
                 Terminal Management Inc. and LiTel, Inc.(1)

10(c)        -   Indenture of Lease and License Agreement, dated November 1985, by and between Drytraub of Illinois, Inc., Drytraub Office
                 Management, Inc. and Litel Telecommunications Corporation, as
                 amended.(1)

10(d)        -   Lease Agreement, dated March 3, 1989, by and between The
                 Equitable Life Assurance Society (successor in interest to 180
                 East Broad Partnership) and Litel Telecommunications
                 Corporation, as amended.(1)

10(e)        -   Lease Agreement, dated August 14, 1989, by and between Duke
                 Associates No. 70 Limited Partnership and LCI International
                 Management Services, Inc., as amended.(1)

10(f)        -   Agreement Regarding Additional Space, dated August 14, 1989, among Duke Associates No. 70 Limited Partnership and LCI
                 International Management Services, Inc., as amended.(1)

10(g)        -   Lease Agreement, dated as of October 11, 1993, by and between
                 Eighty-One Eighty Greensboro Associates Limited Partnership
                 and LCI International, Inc.(4)

10(g)(i)     -   Lease, dated May 19, 1986, by and between 13th and L
                 Associates and Long-Distance Services of Washington, Inc.(2)

10(g)(ii)    -   Amendment No. 1 to Lease, dated December 20, 1988, by and
                 between 13th and L Associates and Long Distance Service of
                 Washington, Inc.(4)

10(g)(iii)   -   Second Amendment to Retail Lease, dated June 6, 1991, by and between 13th and L Associates and Long Distance Service of
                 Washington, Inc.(4)

10(h)        -   Master License and Services Agreement, dated as of March 1,
                 1993, among LiTel Communications, Inc. and the Subsidiaries named in Schedule I thereto.(1)

10(h)(i)     -   First Amendment to Master License and Services Agreement,
                 dated as of April 29, 1993,  among LiTel Communications, Inc.,
                 Litel Telecommunications Corporation, Afford-A-Call Corp. and
                 LDS Telecommunications Corp. f/k/a New Cable Inc.(1)

10(h)(ii)    -   Management Services Agreement dated as of April 1, 1993,
                 between LCI International, Inc. and LiTel Communications,
                 Inc.(1)

10(i)        -   Agreement for Purchase of Assets between LiTel Communications,
                 Inc. and Long Distance Service of Washington, Inc.  and
                 Richard J. Rice, dated February 1, 1993.(1)

10(j)(i)     -   Interim Loan Agreement, dated as of October 15, 1993, between
                 LCI International, Inc. and STN Incorporated.(3)

10(j)(ii)    -   Secured Demand Note, dated as of October 15, 1993, between LCI
                 International, Inc. and STN Incorporated.(3)

10(j)(iii)   -   Note Pledge Agreement, dated as of October 15, 1993, between
                 LCI International, Inc. and STN Incorporated.(3)

10(j)(iv)    -   Debenture Purchase Agreement, dated as of October 15, 1993, between LCI International, Inc. and STN Incorporated.(3)

10(j)(viii)  -   TransPrairie Option Agreement, dated as of October 15, 1993, by and among LCI International, Inc., TransPrairie Energy
                 Management Partnership and certain persons named on the
                 signature pages thereof.(3)

10(j)(ix)    -   Services Agreement and License, dated as of October 26, 1993, between LCI International Management Services, Inc.  and STN
                 Incorporated.(3)

10(j)(x)     -   Traffic Exchange Agreement, dated as of October 26, 1993,
                 between LCI International Telecom Corp. and STN
                 Incorporated.(3)

10(j)(xii)   -   Promissary note dated April 29, 1994 between LCI International
                 Telecom Corp. and STN Incorporated.(6)

10(j)(xiii)  -   Promissary Note dated May 12, 1994 between LCI International
                 Telecom Corp. and STN Incorporated.(6)

10(j)(xiv)   -   Debenture Purchase Agreement Amendment, dated as of June 1,
                 1994, between LCI International, Inc., and STN
                 Incorporated.(7)

10(j)(xv)    -   Loan Agreement, dated June 1, 1994, between STN Incorporated and LCI International, Inc.(7)

10(j)(xix)   -   Form of Share Option Agreement, dated May 31, 1994, between
                 LCI International, Inc. and Robey Company Limited, Vanier
                 Company Limited and Yarker Company Limited.(7)

10(j)(xx)    -   Debenture Purchase Agreement Second Amendment, dated July 7,
                 1994, between LCI International, Inc. and STN Incorporated.(7)

10(j)(xxi)   -   Debenture Purchase Agreement Third Amendment, dated July 22,
                 1994, between LCI International, Inc. and STN Incorporated.(7)

10(j)(xxii)  -   Loan Agreement Amendment, dated July 7, 1994, between LCI
                 International, Inc. and STN Incorporated.(7)

10(j)(xxiii) -   Loan Agreement Second Amendment, dated July 22, 1994,
                 between LCI International, Inc. and STN Incorporated.(7)

10(j)(xxvi)  -   Promissory Note dated June 30, 1994 between LCI International,
                 Inc. and STN Incorporated.(7)

10(j)(xxvii) -   Agreement of Purchase and Sale of Assets dated as of March 31,
                 1994 by and among LCI International Management Services, Inc.,
                 T.M. Sepulveda, Inc. and Gene Elmore.(10)

10(j)(xxviii)-   Agreement of Purchase and Sale of Assets dated as of March 31,
                 1994 by and among LCI International Management Services, Inc.,
                 Premium Access, Inc. and Gene Elmore.(10)

10(j)(xxvix) -   Amendment No. 1 dated July 11, 1994 to Agreement of Purchase and Sale of Assets of Glendale Gene, Inc. (formerly known as
                 T.M. Sepulveda, Inc.).(10)

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
                 Sale of Assets from LCI International Management Services,
                 Inc. to LCI International Telecom Corp. dated April 4,
                 1994.(10)

10(j)(xxxii) -   Assignment of Premium Access, Inc. Agreement of Purchase and
                 Sale of Assets from LCI International Management Services,
                 Inc. to LCI International Telecom Corp. dated April 4,
                 1994.(10)

10(j)(xxxiii)-   Promissory Note of STN Incorporated, dated as of December 21,
                 1994, for Cnd. $6,951,500.(11)

10(j)(xxxiv) -   General Security Agreement, dated as of December 21, 1994, between STN Incorporated and LCI International, Inc. relating to the Promissory Note.(11)

10(j)(xxxv)  -   Form of Acknowledgment and Promise to Pay, by STN
                 Incorporated, to be dated as of December 21, 1994, evidencing amount owed to LCI International Management Services, Inc. for certain services rendered prior to October 1, 1994.(11)

10(j)(xxxvi) -   Form of General Security Agreement, dated as of December 21,
                 1994, relating to Acknowledgment and Promise to Pay.(11)

10(j)(xxxvii) -  Indemnification Agreement, dated as of January 6, 1995, between STN Incorporated and LCI International, Inc.(11)

10(j)(xxxviii)   General Security Agreement, dated as of January 6, 1995
                 between STN Incorporated and LCI International, Inc., relating to the Indemnification Agreement.(11)

10(j)(xxxix)  -  Agreement and Plan Of  Merger dated July 10, 1995 among LCI
                 International Inc., LCI Telemanagement Corp., Corporate
                 Telemanagement Group, Inc. and the Warrant Holders listed on the signature pages thereto.(15)

10(k)(i)     -   Letter Agreement, dated February 9, 1993, between H. Brian
                 Thompson and Warburg, Pincus Capital Company, L.P.(1)*

10(k)(ii)    -   Letter Agreement, dated February 9, 1993, between Thomas J.
                 Wynne and Warburg, Pincus Capital Company, L.P.(1)*

10(k)(iii)   -   Letter Agreement, dated February 9, 1993, between Marshall W.
                 Hanno and Warburg, Pincus Capital Company, L.P.(1)*

10(l)(v)     -   Employment Agreement, dated as of October 18, 1993, between
                 LCI International Management Services, Inc. and Joseph A.
                 Lawrence.(11)*

10(l)(vi)    -   Form of LCI International, Inc. 1994 Executive Perquisite
                 Program.(5)*

10(l)(vii)   -   LCI International, Inc. 1992 Stock Option Plan.(1)*

10(l)(viii)  -   LiTel Communications, Inc. 1993 Stock Option Plan.(1)*

10(l)(ix)    -   LCI International, Inc. 1994/1995 Stock Option Plan.(5)*

10(l)(x)     -   LiTel Communications, Inc. Stock Purchase Plan.(1)*

10(l)(xi)    -   LCI International, Inc. and Subsidiaries Nonqualified Stock
                 Option Plan for Directors.(2)*

10(l)(xii)   -   LCI International, Inc. 1995/1996 Stock Option.(9)*

10(l)(xiii)  -   LCI International, Inc. Amended and Restated Employee Stock
                 Purchase Plan.(9)*

10(l)(xiv)   -   Employment Agreement, dated as of March 20, 1994, between LCI
                 International, Inc. and H. Brian Thompson.(11)*

10(l)(xv)    -   Employment Agreement, dated as of March 20, 1994, between LCI
                 International, Inc. and Thomas J. Wynne.(11)*

10(l)(xvi)   -   Form of Employment Agreement, dated as of March 20, 1994,
                 between LCI International, Inc. and Marshall W. Hanno.(11)*

10(l)(xvii)  -   LCI International Management Services, Inc. Supplemental
                 Executive Retirement Plan.(12)*

10(l)(xviii) -   Employment Agreement, dated as of  October 1, 1995
                 between LCI International Management Services, Inc.,
                 and Larry Bouman.(18)*

10(l)(xix)   -   Employment Agreement, dated as of  September 18, 1995 between
                 LCI Telemanagement Corp. and Charles S. Houser.(18)*

10(l)(xx)    -   Employment Agreement, dated as of  March 19, 1996 between LCI
                 Management Services, Inc. and Roy Gamse.(19)*

10(l)(xxi)   -   1997/1998 LCI International, Inc. Stock Option Plan. (22)*

10(l)(xxii)  -   LCI International, Inc. and Subsidiaries Executive Incentive
                 Compensation Plan. (22)*

10(l)(xxiii) -   Employment Agreement, dated January 23, 1997, between
                 LCI Management Services, Inc, and Anne K. Bingaman.(26)

10(l)(xxiv)  -   Agreement and Release of All Claims

10(m)        -   Lease Agreement dated as of July 1, 1994 by and between LCI
                 International Management Services, Inc. and Bank Building
                 Limited Partnership.(6)

10(n)        -   Lease Agreement dated April 14, 1994 by and between LCI
                 International Management Services, Inc. and RFG Co., LTD.(6)

10(o)        -   Fourth Amendment to Lease and Consent to Assignment dated as of
                 June 28, 1994 by and between LCI International Telecom Corp.
                 and One Wilshire Arcade Imperial, LTD.(8)

10(p)        -   Network Services Agreement dated December 22, 1994 between MCI
                 Telecommunications Corporation and LCI International Telecom
                 Corp.(11,29)

10(q)(i)     -   Contractor Agreement dated January 18, 1993 by and between LCI
                 International Telecom Corp. and American Communications
                 Network, Inc. (14,29)

10(q)(ii)    -   Addendum to Contractor Agreement by and between American
                 Communications Network, Inc. and LCI International Telecom
                 Corp. dated January 18, 1993.(14)

10(q)(iii)   -   Amendment No.1 to Contractor Agreement by and between LCI
                 International Telecom Corp. and American Communications
                 Network, Inc. dated _______, 1994.(14,29)

10(q)(iiii)  -   Contractor Agreement dated May 1, 1996 between LCI
                 International Telecom Corp. and American Communications
                 Network, Inc. (21, 29)

10(r)(i)     -   Transfer and Administrative Agreement among Enterprise Funding
                 Corporation, LCI SPC I, Inc., LCI International Telecom Corp.,
                 NationsBank, N.A. and certain other parties thereto,  dated
                 August 29, 1996. (20)

10(r)(ii)    -   Receivables Purchase Agreement dated August 29, 1996, among
                 LCI International Telecom Corp. and LCI SPC I, Inc.  (20)

10(r)(iii)   -   Subordinated Intercompany Revolving Note, date August 29,
                 1996, issued to LCI International Telecom Corp. by LCI SPC I,
                 Inc. (20)

10(r)(iv)    -   Support Agreement, dated August 29, 1996, by LCI
                 International, Inc. in favor of LCI SPC I, Inc. (28)

10(s)(i)     -   Participation Agreement dated as of November 1996 among LCI
                 International, Inc., as the Construction Agent and as the
                 Lessee, First Security Bank, National Association, as the
                 Owner Trustee under the Stuart Park Trust, the various banks and lending institutions which are parties thereto from time to time as the Holders, the various banks and lending
                 institutions which are parties thereto from time to time as the Lenders and NationsBank of Texas, N.A., as the Agent for
                 the Lenders. (22)

10(s)(ii)    -   Unconditional Guaranty Agreement dated as of November 15, 1996 made by LCI International, Inc., as Guarantor in favor of
                 NationsBank of Texas, N.A., as Agent for the ratable benefit of the Tranche A Lenders. (22)

10(s)(iii)   -   Agency Agreement between LCI International, Inc., as the
                 Construction Agent and First Security Bank, National
                 Association, as the Owner Trustee under the Stuart Park Trust as the Lessor dated as of November 15, 1996. (22)

10(s)(iv)    -   Deed of Lease Agreement dated as of November 15, 1996 between
                 First Security Bank, National Association as the Owner Trustee
                 under the Stuart Park Trust, as Lessor and LCI International,
                 Inc. as Lessee. (22)

21           -   Subsidiaries of LCI International, Inc.

23           -   Consent of Arthur Andersen LLP

27           -   Financial Data Schedule


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

(18) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(19) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(20) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(21) Incorporated by reference to the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1996.

(22) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(23) Incorporated by reference form the Company's Current Report on Form 8-K, dated January 22, 1997.

(24) Incorporated by reference from the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 1997.

(25) Incorporated by reference from the Company's Current Report on Form 8-K dated June 23, 1997.

(26) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

(27) Incorporated by reference form the Company's Current Report on Form 8-K, dated September 17, 1997.

(28) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997.

(29) Confidential treatment has been requested for portions of this exhibit.

* Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form
    10-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  LCI International, Inc.

                                  By: /s/ H. BRIAN THOMPSON
                                      ---------------------------
                                  H. Brian Thompson
                                  Chairman of the Board and
                                  Chief Executive Officer
                                  Date:  March 12, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Name                                                      Title
    ----                                                      -----

/s/  H. BRIAN THOMPSON                           Chairman of the Board, Chief              March 12, 1998
-------------------------------------------      Executive Officer and Director
     H. BRIAN THOMPSON                           (principal executive officer)


/s/  JOSEPH A. LAWRENCE                          Executive Vice President -                March 13, 1998
-------------------------------------------      and Chief Financial Officer
     JOSEPH A. LAWRENCE                          (principal financial and
                                                 accounting officer)


/s/  RICHARD E. CAVANAGH                         Director                                  March 13, 1998
-------------------------------------------
     RICHARD E. CAVANAGH


/s/  WILLIAM F. CONNELL                          Director                                  March 16, 1998
-------------------------------------------
     WILLIAM F. CONNELL


/s/  JULIUS W. ERVING, II                        Director                                  March 13, 1998
-------------------------------------------
     JULIUS W. ERVING, II


/s/  DOUGLAS M. KARP                             Director                                  March 13, 1998
-------------------------------------------
     DOUGLAS M. KARP


/s/  GEORGE M. PERRIN                            Director                                  March 16, 1998
-------------------------------------------
     GEORGE M. PERRIN


/s/  JOHN L. VOGELSTEIN                          Director                                  March 16, 1998
-------------------------------------------
     JOHN L. VOGELSTEIN

                    Report of Independent Public Accountants


To the Board of Directors and Shareowners of LCI International, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in LCI International, Inc.'s annual report to shareowners incorporated by reference in this Form 10-K, and have issued our report thereon dated February 16, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                            ARTHUR ANDERSEN LLP


Washington, D.C.
 February 16, 1998

                                                                     Schedule II


                           LCI INTERNATIONAL, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(dollars in thousands)

---------------------------------------------------------------------------------------------------------------------------------
         Column A                      Column B                      Column C                       Column D            Column E
---------------------------------------------------------------------------------------------------------------------------------
                                                                    Additions
                                                         ---------------------------------
                                                             (1)                  (2)
                                     Balance at          Charged to           Charged to           Deductions -        Balance at
       Description                  Beginning of         Costs and          Other Accounts          Describe             End of
                                       Period             Expenses            - Describe               (b)               Period
                                                                                  (a)
---------------------------------------------------------------------------------------------------------------------------------
Reflected as reductions to the
  related assets:

Allowance for doubtful accounts
  (deductions from trade
   accounts receivable)

Year ended December 31, 1995               7,496             15,178               37,235             (48,294)            11,615
Year ended December 31, 1996              11,615             24,208               67,380             (72,805)            30,398
Year ended December 31, 1997              30,398             50,955               94,390            (123,742)            52,001

(a) Represents reduction of revenue for accrued credits, which is consistent with industry practice.

(b) Represents amounts written off as uncollectible, credits issued and collection fees, net of recoveries of amounts previously written off and balances recorded from acquisitions.