Form 10-Q
period 1998-03-31
LCI INTERNATIONAL INC /VA/
filed 1998-05-05
CIK 899760

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1998
                                    --------------

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from            to
                                    ----------    ----------

                         Commission file number 0-21602
                                                -------

                             LCI INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                     13-3498232
    -------------------------------       --------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

    8180 Greensboro Drive, Suite 800
           McLean, Virginia                                  22102
----------------------------------------                  ----------
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

As of April 30, 1998, there were 98,062,750 shares of LCI International, Inc. Common Stock (par value $.0l per share) outstanding.

                             LCI INTERNATIONAL, INC.

                                      INDEX

                                                                                             PAGE
                                                                                             ----
                                                                                             NO.
                                                                                             ---
PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements

        Unaudited Condensed Consolidated Statements of Operations--
                    For the Three Months Ended March 31, 1998 and 1997                         3

        Condensed Consolidated Balance Sheets--
                    As of March 31, 1998 (unaudited) and December 31, 1997                   4 - 5

        Unaudited Condensed Consolidated Statement of Shareowners' Equity--
                    For the Three Months Ended March 31, 1998                                  6

        Unaudited Condensed Consolidated Statements of Cash Flows--
                    For the Three Months Ended March 31, 1998 and 1997                         7

        Notes to Interim Unaudited Condensed Consolidated Financial Statements               8 - 13

    Item 2. Management's Discussion and Analysis of Financial Condition and Results         14 - 25
                    of Operations

    Item 3. Quantitative and Qualitative Disclosures About Market Risk                        26

PART II. OTHER INFORMATION                                                                    26

    Item 1. Legal Proceedings                                                                 26

    Item 6. Exhibits and Reports on Form 8-K                                                  27

SIGNATURE                                                                                     28

EXHIBIT INDEX                                                                                 29

EXHIBITS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             LCI INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)
                   (in millions, except for per share amounts)

                                                                            1998                 1997
                                                                         ----------           ----------
      REVENUES                                                             $  448               $  368

      Cost of services                                                        259                  219
                                                                         ----------           ----------
      GROSS MARGIN                                                            189                  149

      Selling, general and administrative expenses                            106                   84

      Depreciation and amortization                                            27                   21
                                                                         ----------           ----------
      OPERATING INCOME                                                         56                   44

      Interest and other expense, net                                           8                    7
                                                                         ----------           ----------
      INCOME BEFORE INCOME TAXES                                               48                   37

      Income tax expense                                                       19                   15
                                                                         ----------           ----------
      NET INCOME                                                           $   29               $   22
                                                                         ==========           ==========

      PER SHARE DATA
      --------------

      Earnings Per Common Share

        Basic                                                              $ 0.30               $ 0.25
                                                                         ==========           ==========
        Diluted                                                            $ 0.29               $ 0.22
                                                                         ==========           ==========

      Weighted Average Number of Common Shares

        Basic                                                                  97                   89
                                                                         ==========           ==========
        Diluted                                                               102                   99
                                                                         ==========           ==========

        The accompanying notes are an integral part of these statements.

                             LCI INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in millions)

                             ASSETS                                    March 31,            December 31,
                             ------                                      1998                   1997
                                                                    ---------------       ----------------
                                                                      (Unaudited)
CURRENT ASSETS:
  Trade accounts receivable, net                                        $  164                 $  190
  Current deferred tax assets, net                                          51                     59
  Prepaids and other                                                        25                     22
                                                                    ---------------       ----------------
             Total current assets                                          240                    271
                                                                    ---------------       ----------------

PROPERTY AND EQUIPMENT:
  Fiber optic network                                                      593                    558
  Technology platforms, equipment and building leases                      255                    231
  Less - Accumulated depreciation and amortization                        (224)                  (206)
                                                                    ---------------       ----------------
                                                                           624                    583
  Property and equipment under construction                                118                     88
                                                                    ---------------       ----------------
             Total property and equipment, net                             742                    671
                                                                    ---------------       ----------------

OTHER ASSETS:
  Excess of cost over net assets acquired, net                             356                    359
  Other, net                                                                61                     53
                                                                    ---------------       ----------------
             Total other assets                                            417                    412
                                                                    ---------------       ----------------

             Total Assets                                               $1,399                 $1,354
                                                                    ===============       ================


(Continued on next page)

                             LCI INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Continued)
                                  (in millions)

    LIABILITIES AND SHAREOWNERS' EQUITY                               March 31,              December 31,
    -----------------------------------                                  1998                    1997
                                                                   ---------------         ----------------
                                                                     (Unaudited)
CURRENT LIABILITIES:
  Accounts payable                                                      $   64                  $   43
  Facility costs accrued and payable                                       127                     154
  Accrued expenses and other                                               111                      91
                                                                   ---------------         ----------------
             Total current liabilities                                     302                     288
                                                                   ---------------         ----------------

LONG-TERM DEBT AND CAPITAL LEASE
  OBLIGATIONS                                                              395                     413
                                                                   ---------------         ----------------

OTHER LIABILITIES AND DEFERRED CREDITS                                     103                     101
                                                                   ---------------         ----------------

COMMITMENTS AND CONTINGENCIES

SHAREOWNERS' EQUITY:
  Preferred Stock - Authorized 15 shares, no shares
   issued and outstanding                                                   --                      --
  Common stock - Authorized 300 million shares,
   issued and outstanding 97 million shares
   as of March 31, 1998 and 96 million shares as of
   December 31, 1997                                                         1                       1
  Paid-in capital                                                          529                     511
  Retained earnings                                                         69                      40
                                                                   ---------------         ----------------
             Total shareowners' equity                                     599                     552
                                                                   ---------------         ----------------

             Total Liabilities and Shareowners' Equity                  $1,399                  $1,354
                                                                   ===============         ================


        The accompanying notes are an integral part of these statements.

                             LCI INTERNATIONAL, INC.
             CONDENSED CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                 (Unaudited)
                                (in millions)

                                                         Common Stock
                                                 ---------------------------
                                                    Issued
                                                      and         $.01 Par        Paid-        Retained
                                                  Outstanding       Value      In Capital      Earnings          Total
                                                 -------------   -----------  ------------    ----------        -------
BALANCE AT DECEMBER 31, 1997                             96          $ 1          $ 511           $ 40           $ 552

Employee stock purchases and
    exercise of options/warrants,                         1           --             18             --              18
    including related tax benefits

Net Income                                               --           --             --             29              29
                                                 -------------   -----------  ------------    ----------        -------

BALANCE AT MARCH 31, 1998                                97          $ 1          $ 529           $ 69           $ 599
                                                 =============   ===========  ============    ==========        =======



         The accompanying notes are an integral part of this statement.

                             LCI INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)
                                  (in millions)

                                                                         1998                   1997
                                                                       ---------              ---------
OPERATING ACTIVITIES:
        Net cash provided by operating activities                        $  78                  $  41
                                                                       ---------              ---------

INVESTING ACTIVITIES:
  Capital expenditures                                                     (97)                   (47)
  Other payments                                                            --                     (6)
                                                                       ---------              ---------
        Net cash used in investing activities                              (97)                   (53)
                                                                       ---------              ---------

FINANCING ACTIVITIES:
  Net debt borrowings                                                        5                      3
  Proceeds from employee stock plans and warrants                           14                      6
                                                                       ---------              ---------

        Net cash provided by financing activities                           19                      9
                                                                       ---------              ---------

        Net increase (decrease) in cash and cash
           equivalents                                                      --                     (3)
                                                                       ---------              ---------

CASH AND CASH EQUIVALENTS AT THE
  BEGINNING OF THE PERIOD                                                   --                     12
                                                                       ---------              ---------

CASH AND CASH EQUIVALENTS AT THE
  END OF THE PERIOD                                                      $  --                  $   9
                                                                       =========              =========


        The accompanying notes are an integral part of these statements.

                             LCI INTERNATIONAL, INC.
                     NOTES TO INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)

(1) GENERAL

        The results of operations for the interim periods shown are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make a fair statement of the results for the three months ended March 31, 1998 and 1997. All such adjustments are of a normal recurring nature.

(2) BUSINESS ORGANIZATION AND PURPOSE

        The financial statements presented herein are for LCI International, Inc., a Delaware corporation, and its subsidiaries (collectively LCI or the Company). Included are the condensed consolidated statements of operations for the three months ended March 31, 1998 and 1997, the condensed consolidated balance sheets as of March 31, 1998 and December 31, 1997, the condensed consolidated statement of shareowners' equity for the three months ended March 31, 1998, and the condensed consolidated statements of cash flows for the three months ended March 31, 1998 and 1997.

        LCI is a facilities-based telecommunications company that provides voice and data transmission services to business, residential and local customers, as well as other telecommunications carriers, throughout the United States and international locations. The Company serves its customers through owned and leased digital fiber-optic facilities (the Network).

(3) ACCOUNTING POLICIES

        Note 2 of the Notes to Consolidated Financial Statements in LCI's 1997 Annual Report to Shareowners summarizes the Company's significant accounting policies.

        PRINCIPLES OF CONSOLIDATION. The accompanying Condensed Consolidated Financial Statements (Unaudited) include the accounts of LCI and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated. In December 1997, the Company acquired USLD Communications Corp. (USLD) and accounted for the acquisition as a pooling of interests. The Company's Condensed Consolidated Financial Statements have been restated to include the results for USLD, as though the companies had always been a combined entity.

(4) ACCOUNTS RECEIVABLE SECURITIZATION

        Under the Company's agreement to sell a percentage ownership interest in a defined pool of its trade accounts receivable (Securitization Program), LCI SPC I, Inc. (SPC), a bankruptcy-remote subsidiary of the Company, sells accounts receivable. Receivables sold are not included in the accompanying condensed consolidated balance sheets as of March 31, 1998 and December 31, 1997. SPC had approximately $140 million of accounts receivable available for sale and had sold, but not yet collected, a total of approximately $100 million as of March 31, 1998. The Company retains substantially the same risk of credit loss as if the receivables had not been sold, and has established reserves for such estimated credit losses.

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

        The Company also has a $750 million Revolving Credit Facility (Credit Facility) from a syndicate of banks. The Credit Facility is comprised of two separate facilities of $500 million and $250 million. The first facility has a term of five years, while the second facility has a one-year term. Each facility may be extended for a limited number of periods. Both facilities bear interest at a rate consisting of two components: The base rate component is dependent upon a market indicator; the second component varies from 0.30% to 0.75% based on the more favorable of the relationship of borrowings levels to operating cash flow (leverage ratio) or senior unsecured debt rating. As of March 31, 1998, the Company had no outstanding balance under the Credit Facility. The Credit Facility contains various financial covenants, the most restrictive being the leverage ratio requirement. As of March 31, 1998, the Company was in compliance with all Credit Facility covenants.

        The Company has three separate Discretionary Line of Credit Agreements (Lines of Credit) with commercial banks for a total of $75 million. As of March 31, 1998, there was a $14 million outstanding balance on the Lines of Credit. In addition, the Company had approximately $3 million in various fixed-rate notes as of March 31, 1998.

(6) COMMITMENTS AND CONTINGENCIES

        VENDOR AGREEMENTS. The Company has agreements with certain telecommunications interexchange carriers and third party vendors that require the Company to maintain minimum monthly and/or annual billings based on usage. The Company has historically met all minimum billing requirements and believes the minimum usage commitments will continue to be met.

        CAPITAL REQUIREMENTS. During 1998, the Company expects its nonbinding commitment for capital expenditures, which is dependent on the Company's geographic and revenue growth, to increase from the level expended in 1997. The Company's on-going capital requirements are primarily for switching and transmission facilities and technology platforms arising from the Company's strategic expansion plans.

        In addition to its ongoing capital requirements, the Company has entered into several agreements to extend its fiber-optic network. These commitments will extend the Network throughout several geographic areas of the United States, and are expected to require incremental capital expenditures of approximately $270 million for fiber-optic capacity and related equipment. During the first quarter of 1998, the Company made progress payments totaling $14 million to expand its Network between Cleveland, Ohio and New York, New York; Chicago, Illinois and Los Angeles, California; and Dallas, Texas and Washington, D.C. The timing of other payments will depend on the delivery and acceptance of facilities, which is expected to be completed in 1998.

        PROPOSED MERGER. On March 8, 1998, the Company entered into a merger agreement with Qwest Communications International Inc. (Qwest) and a subsidiary of Qwest pursuant to which the Company will become a wholly owned subsidiary of Qwest. The all-stock transaction is valued at approximately $4.4 billion. Under the terms of the agreement, each of the outstanding shares of the Company's common stock, par value $.0l per share, will be converted into $42 of Qwest common stock, subject to certain exceptions. The number of shares of Qwest common stock to be exchanged for each share of the Company's common stock will be determined by dividing $42 by a 15-day volume weighted average of trading prices for Qwest common stock prior to the closing, but will not be less than
1.0625 shares (if Qwest's average stock price exceeds $39.53) or more than
1.5583 shares (if Qwest's average stock price is less than $26.95). The Company may terminate the merger agreement if Qwest's average stock price is less than $26.95, unless Qwest then agrees to exchange for each share of common stock of the Company the number of Qwest shares determined by dividing $42 by such average price. The merger is intended to qualify as a tax-free reorganization and will be accounted for as a purchase. It is anticipated that the merger will occur by the second or third quarter of 1998. The transaction is subject to the majority vote of the outstanding shares of Qwest and LCI and to other customary conditions such as receipt of regulatory approvals. The majority shareholder of Qwest has entered into an agreement to vote in favor of the merger. There can be no assurances that the conditions to closing the merger will be met; however the Company does not currently anticipate any impediments to completing the merger.

        LEGAL MATTERS. The Company has been named as a defendant in various litigation matters incident to the character of its business. In addition, the Company, certain of its directors, and Qwest have been named as defendants in suits in connection with the Qwest merger agreement. Management intends to vigorously defend these outstanding claims. The Company believes it has adequate accrued loss contingencies and that current or threatened litigation matters will not have a material adverse impact on the Company's results of operations or financial condition.

(7) SHAREOWNERS' EQUITY

        RIGHTS AGREEMENT AND PREFERRED STOCK. In January 1997, the Company adopted a shareholder rights agreement (Rights Agreement), designed to ensure that its shareowners receive fair and equal treatment in the event of any proposed takeover of the Company. One preferred share purchase right (Right) has been attached to each share of the Company's Common Stock and, until distributed, may be transferred only with the Common Stock. The Rights will be distributed and become exercisable only in the event that any person or entity, together with its affiliates or associates, acquires more than a certain percentage of Common Stock of the Company. As of March 31, 1998, no such preferred stock was issued or outstanding. On March 8, 1998 the Company's Board of Directors approved an amendment to exempt the proposed merger with Qwest from the application of the Rights Agreement.

        COMMON STOCK. The Company has stock option plans that grant options to purchase shares of Common Stock to directors and key employees. During the three months ended March 31, 1998, the Company granted options to purchase approximately 3 million shares of Common Stock. The option price for all options granted was the fair market value of the shares on the date of grant. The Company issued 1 million shares of Common Stock during the three months ended March 31, 1998 pursuant to options exercised under all stock option plans. The stock option plans contain a provision which accelerates vesting in the event of a change in control of the Company. The merger with Qwest, as proposed, would result in accelerated vesting of the Company's options outstanding.

        The Company also has an Employee Stock Purchase Plan and a defined contribution retirement plan for its employees which allow participants to invest in Common Stock of the Company. The Company issued approximately 0.1 million of Common Stock under these employee benefit plans during the three months ended March 31, 1998.

(8) INCOME TAXES

        The provision for income taxes for the three months ended March 31, 1998 and 1997, consists of:

                                                                       Three Months
                                                                      Ended March 31,
                                                               -----------------------------
(in millions)                                                    1998                 1997
                                                               --------             --------
Current tax expense:
  Federal                                                        $  4                 $  1
  State                                                             1                    1
                                                               --------             --------
    Total current tax expense                                       5                    2
                                                               --------             --------
Deferred tax expense:
  Increase in deferred tax liabilities                              2                    1
  Decrease in deferred tax asset                                   12                   12
                                                               --------             --------
    Total deferred tax expense                                     14                   13
                                                               --------             --------

    Total income tax expense                                     $ 19                 $ 15
                                                               ========             ========

        The effective income tax rate varies from the Federal statutory income tax rate for the three months ended March 31, 1998 and 1997, as follows:

                                                                          Three Months
                                                                         Ended March 31,
                                                                  ----------------------------
                                                                    1998                1997
                                                                  --------            --------
             Expected tax expense at federal
                statutory income tax rate:                           35%                 35%
             Effect of:
                State income tax expense                              4                    4
                Non-deductible expenses                               1                    1
                Other, net                                           (1)                  --
                                                                  --------            --------

             Income tax expense                                      39%                 40%
                                                                  ========            ========

        The effective tax rate of 39% and 40% for the three months ended March 31, 1998 and 1997, respectively, represents the Company's estimated effective tax rate for the periods. This effective tax rate is adjusted quarterly based on the Company's estimate of future taxable income.

        The Company has generated significant net operating losses (NOLS) that may be used to offset future taxable income. Each NOL has a maximum 15-year carryforward period. The Company's ability to fully use its NOL carryforwards is dependent upon future taxable income. As of March 31, 1998, the Company had NOL carryforwards for income tax purposes of $74 million, subject to various expiration dates from 2000 to 2010. The Company believes the utilization of such NOLs is likely.

        The Company's deferred income tax balances include $50 million in current deferred tax assets, net and $86 million in other noncurrent liabilities as of March 31, 1998. As of December 31, 1997, deferred income tax balances included $59 million in current deferred tax assets, net and $84 million in other noncurrent liabilities.

9. EARNINGS PER SHARE

        In February 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which changed the method used to calculate earnings per share. Basic earnings per share has been calculated as income available to common shareowners divided by the weighted average number of common shares outstanding. Diluted earnings per share has been calculated as net income divided by the diluted weighted average number of common shares. Diluted weighted average number of common shares has been calculated using the treasury stock method for Common Stock equivalents, which includes Common Stock issuable pursuant to stock options and Common Stock warrants. The following is provided to reconcile the earnings per share calculations:

                                              For the Three Months Ended
                                                       March 31,

(In millions, except per share amounts)          1998              1997
Income:
Net income                                     $   29            $   22
                                             ==========        ==========
Shares:

Weighted average shares (Basic)                    97                89
  Effect of dilutive securities:
    Stock options                                   5                 5
    Warrants                                       --                 5
Diluted weighted average shares                   102                99
                                             ==========        ==========
Per Share Amounts:
Basic earnings per share                       $ 0.30            $ 0.25
                                             ==========        ==========
Diluted earnings per share                     $ 0.29            $ 0.22
                                             ==========        ==========

        Options to purchase 0.1 million and 2.4 million shares of Common Stock were outstanding but not included in the computation of diluted earnings per share during the three months ended March 31, 1998 and 1997, respectively. The options were excluded because the exercise price of such options was greater than the average market price of the Common Stock for the period.

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

                  The current industry environment subjects the Company to varying degrees of regulatory oversight on both the national and state levels. There are numerous judicial and regulatory actions that are ongoing which can impact the nature and degree of competition in the telecommunications industry. The Company is unable to predict the timing for resolution of these actions, or the ultimate impact of these matters on the industry and competition. The regulatory and legislative actions discussed below could impact the Company's pricing and cost structure by changing access, per-line and payphone charges, or by generally increasing competition. The Company is unable to predict what impact these changes will have on its pricing, revenue growth or operating margin.

LEGISLATIVE MATTERS

        Telecommunications Act of 1996. In February 1996, the Telecommunications Act of 1996 (the Act) was enacted to increase competition in the long-distance and local telecommunications industries. The legislation is intended to open competition in the local services market and, at the same time, contains provisions intended to protect consumers and businesses from unfair competition by incumbent local exchange carriers (LECs), including the Regional Bell Operating Companies (RBOCs). The Act allows RBOCs to provide long-distance service between LATAs to consumers inside their local service territories only after meeting certain criteria, including a list of 14 specific "competitive checklist" requirements for opening the local market to competition.

        The Act also provides a framework for the Company and other long-distance carriers to compete with LECs by reselling local telephone service, leasing unbundled elements of the incumbent LEC networks or building new local service facilities. The Company has signed local service resale agreements with Ameritech Corporation (Ameritech), BellSouth Corporation (BellSouth) and Bell Atlantic Corporation (Bell Atlantic). The Company has also signed an interconnection agreement with Ameritech, and is currently in formal negotiations with several other LECs for interconnection agreements. LCI intends to vigorously compete in the local service market and is currently providing local service to customers on a bundled resale basis. The Company is also evaluating providing local service through the recombination of unbundled network elements; however, a recent court ruling (see Local Competition Order, below) does not require the LECs to recombine the various network elements on behalf of local service competitors. The Company could also decide in the future to build, or otherwise acquire, local service facilities or use a competitive LEC other than incumbent LECs (such as the RBOCs or GTE Communications Corporation (GTE)) to provide local service. The Company's decision on the timing and method of providing local service is dependent on the economic viability and profitability of the available options, the resolution of various operational issues and the outcome of several pending regulatory and judicial proceedings.

        In July 1997, SBC Communications Inc. (SBC), followed by US WEST Communications (US West) and Bell Atlantic, filed a lawsuit in the United States District Court for the Northern District of Texas (the District Court) challenging, on constitutional grounds, the restrictions contained in the Act applicable only to RBOCs. The plaintiffs sought both a declaratory judgment and an injunction against the enforcement of the challenged provisions. On December 31, 1997, the District Court ruled that the RBOC-specific provisions of the Act were an unconstitutional bill of attainder. The Federal Communications Commission (FCC), AT&T Corporation (AT&T), MCI Communications Corporation (MCI) and Sprint Corporation (Sprint) have appealed this ruling to the United States Court of Appeals for the Fifth Circuit and requested a stay of this ruling pending the outcome of the appeal. On February 11, 1998, the District Court granted a stay, pending appeals. If the ruling is ultimately upheld, the RBOCs may be able to provide long-distance services within their local service territories much sooner than expected and without the detailed review and approval process by state regulators and the FCC that is currently required under the Act. If this decision were upheld, the Company expects an increase in competition for long-distance services which could result in the loss of market share and/or a decrease in operating margins. The Company is unable to predict the outcome of the pending appeal.

REGULATORY MATTERS

        In order to implement the Act, the FCC is required to undertake a variety of regulatory actions that impact competition in the telecommunications industry. Many of the actions taken by the FCC to implement the Act, in addition to the Act itself, face court challenges. Certain of these regulatory actions are described below.

        Local Competition Order. In August 1996, the FCC adopted a local competition order (the Local Competition Order) which established a minimum national framework for local service interconnection with the LECS. The Local Competition Order covered several important interconnection issues including the purchase of unbundled local network elements, resale discounts and arbitration procedures between LECs and interexchange carriers.

        Several states, companies, associations and other entities appealed the Local Competition Order. In July 1997, the United States Court of Appeals for the Eighth Circuit (the Eighth Circuit) overturned, on jurisdictional grounds, many of the rules established in the Local Competition Order, including the pricing of interconnection, resale and unbundled network elements. In addition, the Eighth Circuit overturned the "pick-and-choose" rule, which would have allowed potential competitors to receive the benefit of the most favorable provisions contained in a LEC's interconnection agreements with other carriers. In October 1997, the Eighth Circuit further overturned the FCC's rules pertaining to the unbundled network elements platform. The Eighth Circuit concluded that the FCC's rules prohibiting a LEC from separating network elements that are currently combined in the incumbent LEC's network are contrary to the Act. The FCC and others filed a writ of certiorari asking the United States Supreme Court to accept the case and consider the merits of various appeals. On January 26, 1998, the Supreme Court announced that it will hear the appeal from the Eighth Circuit.

        The Eighth Circuit's decisions substantially limit the FCC's jurisdiction and expand the jurisdiction of state regulators to establish and enforce rules governing the development of local competition. If the Eighth Circuit's decisions are upheld, it is likely that over time the rules governing local competition could vary substantially from state to state. If a patchwork of state regulations were to develop, it could make competitive entry in some markets difficult and expensive and could increase the costs of regulatory compliance associated with local entry. If the Supreme Court were to uphold the Eighth Circuit's ruling, it could negatively impact the Company's ability to offer competitive local service and increase the costs associated with local service. The Company cannot predict the outcome of the current appeal to the Supreme Court.

        RBOC Applications to Provide In-Region InterLATA Long-Distance. Throughout 1997, various RBOCs applied to the FCC for authority to provide in-region interLATA service. The FCC has yet to approve any in-region application for various reasons, including that the RBOCs had not demonstrated compliance with the competitive checklist or the other safeguards of the Act. BellSouth and SBC have appealed the denial of their applications by the FCC to provide long distance service within the states of Louisiana and South Carolina, and Oklahoma, respectively. On March 20, 1998, the United States Court of Appeals for the D.C. Circuit (the D.C. Circuit) upheld the FCC's rejection of SBC's request to provide long distance service within Oklahoma. Several appeals by RBOCs and in-region interLATA applications are still pending. The Company is unable to predict when one or more RBOCs may be actively competing in the long-distance market, but expects that when able to compete, RBOCs will gain a significant market share.

On April 6, 1998, the Chairman of the New York Public Service Commission outlined a series of tests and conditions that Bell Atlantic has agreed to meet prior to seeking approval from the FCC to provide long distance service within New York. The conditions agreed upon by Bell Atlantic include among others; access to unbundled network elements, including the network elements platform, for a period of four to six years; however, after that period competitive local exchange carriers (CLECs) will still have access to the network elements platform by recombining the network elements themselves; third party testing of operational support systems (OSS) supervised by the FCC and the Department of Justice; and terms and conditions under which CLECs will be able to connect their facilities with Bell Atlantic. Once Bell Atlantic has met the conditions set forth in their pre-filing document, they still must seek approval from the New York Public Service Commission and the FCC for authority to provide in-region long distance service in New York. LCI is unable to predict when Bell Atlantic will be able to comply with the conditions set forth in its pre-filing document or the impact on the market if Bell Atlantic's application is approved.

        Access Charge Reform. In May 1997, the FCC issued an order designed to reform the system of interstate access charge expenses, the Company's single largest expense, levied by LECs on long-distance service carriers. In the May order, the FCC used rate reductions and increased competition in interstate access to bring interstate access charges closer to actual economic cost. The FCC has stated that it will issue a further order designed to permit incumbent LECs to lower interstate access charges in response to competition. The manner in which the FCC implements its approach to lowering access charge levels will have a material effect on the prices the Company and its long-distance competitors pay for originating and terminating interstate traffic. Various parties have filed petitions for reconsideration of the May order with the FCC. Some parties, including the Company, have appealed the May order to the Eighth Circuit, which heard oral arguments on January 15, 1998. The Company cannot predict when the Eighth Circuit will issue a ruling on the Company's appeal. Although the ultimate outcome of the FCC and resulting court actions are uncertain, the Company does expect lower access charges in 1998. This decrease, however, has been offset by increases in customer line charges and charges for the universal service fund.

        Payphone Compensation. In September 1996, the FCC adopted rules to implement the Act's requirement to fairly compensate payphone service providers. This order included a specific fee to be paid to each payphone service provider by long-distance carriers and intraLATA toll providers (including LECS) on all "dial-around" calls, including debit card and calling card calls. In orders released in July and September 1997, the D.C. Circuit vacated and remanded some of the FCC's rules. In October 1997, the FCC established a default per-call rate of $0.284 for a two-year period to respond to the DC Circuit. The FCC's action will increase the Company's costs to carry certain calls that originate from payphones. This decision has been appealed by several parties. In the quarter ended March 31, 1998, the Company implemented billing procedures to charge its customers for the expected cost of these calls. In light of this appeal and any court action in these proceedings, the Company is unable to predict the ultimate impact that changes to the per-call compensation rate will have on the Company.

        Petition for Expedited Rulemaking. In May 1997, LCI and the Competitive Telecommunications Association (CompTel) jointly filed a petition for expedited rulemaking requesting that the FCC establish performance standards for incumbent LECs to meet the OSS requirements of the Act and applicable FCC regulations. The OSS requirements are critical in ensuring that access to the incumbent LECs' internal systems is provided at a level of quality consistent with services incumbent LECs provide to their customers. In its petition, LCI proposed that an industry group consisting of local and long-distance carriers, trade associations and regulators be given approximately nine weeks to establish measurement categories, measurement formulas and default performance intervals for several OSS categories. In June 1997, the FCC issued a public notice requesting comments on LCI's petition. Numerous parties, including the California Public Service Commission, the Wisconsin Public Service Commission and the National Association of Regulatory Utilities Commissioners, have filed comments in support of LCI's petition. On April 17, 1998, the FCC issued a notice of proposed rulemaking regarding OSS requirements based on LCI's petition. At this time, the Company is unable to determine the outcome of this proceeding.

        Local Service. The Company is seeking state approval to resell local services in various states, which would enable the Company to provide combined local and long-distance services to existing and prospective customers. As of March 31, 1998, the Company has received approval to resell local service in 37 states and the District of Columbia, and has applications pending to resell local service in another seven states. The Company is currently reselling local telecommunications service in more than 40 markets.

        To date, the Company's efforts to provide local resale service have not been profitable. The Company continues to identify and evaluate alternatives to reselling incumbent LEC service, such as purchasing service from competitive access providers and investments in local facilities-based providers. In January 1998, LCI filed a petition with the FCC that identified three critical barriers to local competition, including the absence of a nondiscriminatory OSS, no practical and efficient unbundled network elements, and pricing that discriminates in favor of the RBOCs' own retail operations. To mitigate discrimination, the petition recommends that the RBOCs be given the option to separate into wholesale and retail units. The wholesale units would be required to provide comparable service to new local service providers, such as the Company, and the RBOCs' retail operations. In return, the RBOC would benefit from a rebuttable presumption in favor of being granted in-region interLATA authority. On January 26, 1998, the FCC issued a Public Notice seeking comments on LCI's Petition and on February 18, 1998, the Illinois Commerce Commission issued its own Notice of Inquiry regarding LCI's proposal for structural separation of the RBOC's retail operations.

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

        Several of the Company's competitors are larger and have greater financial, technical and marketing resources. In addition to the largest telecommunications companies, AT&T, MCI and Sprint, or the "Big Three," the Company also competes with hundreds of other long-distance carriers, as well as LECs, in various types of telecommunications services. The Company's principal pricing strategy is to offer a simple, flat-rate pricing structure with rates competitive with those of the Big Three. Although LCI is prepared to respond to competitive offerings from other carriers, the Company continues to believe that its Simple, Fair and Inexpensive(sm) marketing and service pricing approach is competitive in retaining existing customers, as well as in obtaining new customers. In 1997, the Company introduced Exact Billing(sm), a differentiator that neither the Big Three nor any other nationwide long-distance carrier offers, giving LCI a competitive advantage in some markets. The Company believes that the nature of competition will continue to change with consolidation in the industry. The Company's ability to compete effectively will depend on maintaining exceptional customer service and high quality, market-responsive services at prices generally equal to or below those charged by its major competitors.

        Industry Mergers. The telecommunications industry has experienced significant merger activity in the last year. Of the many mergers that have occurred or have been announced in the last year, the most significant include: the Company with Qwest (see Note 6), Bell Atlantic/NYNEX CableComms Group Inc. (NYNEX); SBC/Pacific Telesis Group (PacTel); MCI/WorldCom, Inc.; SBC/Southern New England Telephone Company; and, most recently, AT&T/Teleport Communications Group. To date, only the Bell Atlantic/NYNEX and SBC/PacTel mergers have received federal and state regulatory approvals. At this time the Company is unable to predict the impact of these mergers, if any, on the Company or competition within the industry as a whole.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997]

        REVENUES. Revenues for the three months ended March 31, 1998 increased 22% to $448 million on 3.5 billion MOUs as compared to $368 million on 2.9 billion MOUs for the three months ended March 31, 1997. The following table provides further information regarding the Company's revenues:

                                              Three Months
                                             Ended March 31,
                                    ---------------------------------
                                       1998        1997      Change
                                    ---------------------------------
Total Revenues (in millions)          $ 448       $ 368        22%

MOUs (in billions)                      3.5         2.9        21%

Switched Revenue per MOU(1)           $.120       $.118         2%

(1)Switched revenue divided by MOUs

        Revenues from business customers increased in excess of 21% for the three months ended March 31, 1998 over the comparable period in 1997, and represented approximately three-fourths of the Company's total revenues. Residential/small business revenues represented approximately one-fourth of total revenues and increased in excess of 22% for the three months ended March 31, 1998 compared to the same period in 1997. Growth in international service revenues across all revenue service lines was approximately 68% for the three months ended March 31, 1998, compared to the same period in 1997.

        The Company experienced an increase in average revenue per MOU for the three months ended March 31, 1998, as compared to the same period in 1997. Revenue per MOU reflects changing cost of services, changes in the mix of services by market segments and competitive pricing. The Company's growth in various segments, which have different rate structures and generate different gross margins, has changed its revenue mix and consequently impacted the average revenue per MOU. The increase in revenue per MOU also reflects the impact of certain changes in access charges in 1998 that have been reflected in billings to our customers.

        The Company uses a variety of channels to market its services. In addition to its internal sales force, the Company uses a combination of other channels, such as advertising and third party sales agents. For certain third party sales agents, compensation is paid to agents in the form of an ongoing commission based upon collected long distance revenue attributable to customers obtained through the agents. The Company retains responsibility for the customer relationship, including billing and customer service. American Communications Network, Inc. (ACN), a nationwide network of third party sales agents, continued to be the largest of the Company's sales agents for residential/small business customers. The Company does, however, continue to expand its sales presence across the country using a variety of channels.

        GROSS MARGIN. The Company's gross margin increased 27% to $189 million for the three months ended March 31, 1998 from $149 million for the three months ended March 31, 1997. During the first quarter of 1998, gross margin as a percentage of revenue increased to 42% from 40% for the same period in 1997. The increase as a percentage of revenue reflects efficiencies gained as the Company expands its owned fiber network and traffic is moved from current leased facilities to the new owned facilities. In addition, the improvement in gross margin as a percentage of revenue reflects a favorable change in the mix of the Company's services from wholesale to commercial and residential/small business. The Company continues to evaluate strategies to reduce its cost of services and improve the reliability and efficiency of the Network.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 26% to $106 million for the three months ended March 31, 1998, as compared to the same periods in 1997. As a percentage of revenues, selling, general and administrative expenses were 24% for the three months ended March 31, 1998, as compared to 23% for the same period in 1997.
The increase in selling, general and administrative expenses is due to the expansion of the Company's geographic sales presence, entrance into the local service market, and temporarily, due to acquisition integration activity. The increase also reflects the slow down of wholesale revenue which carries a lower selling, general and administrative burden as compared to commercial revenue, which became a larger part of the revenue mix.

        The Company's selling, general and administrative expense increases year-over-year were substantially impacted by payroll and commissions. Payroll expenses increased 31% for the three months ended March 31, 1998, as compared to the same period in 1997. The Company experienced increases in the number of employees from acquisitions and the expansion of the sales and customer support infrastructure.

        The increase in selling, general and administrative expenses includes a 30% increase in commission expense for the three months ended March 31, 1998 over the comparable prior period. The increase in commission expense is attributable to the growth in commercial and residential/small business revenue, which carry a higher commission rate than wholesale revenue.

        DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense for the three months ended March 31, 1998 was $27 million, a 29% increase over the same period in 1997. The increase reflects the investments made in infrastructure for sales, customer service and other service delivery systems in support of the Company's growth in revenues and MOUs. The Company anticipates that depreciation and amortization will continue to increase due to investments in new technology, as well as the expansion of the owned portion of the Network. The increase in depreciation and amortization for the additional Network facilities is expected to continue into the fourth quarter of 1998, but should be offset by a decrease in the cost of the leased Network which is reflected in cost of services. Depreciation and amortization expense as a percentage of revenues was a consistent 6% for the three months ended March 31, 1998, and 1997.

        OPERATING INCOME. Operating income increased 27% to $56 million for the three months ended March 31, 1998, over the same period in 1997. As a percentage of revenues, operating income was 13% for the three months ended March 31, 1998, compared to 12% for the same period in 1997. The increase in operating income as a percentage of revenue reflects operating efficiencies and management of the Company's cost structures.

        INTEREST AND OTHER EXPENSE, NET. Interest and other expense, net of capitalized interest, increased to $8 million for the three months ended March 31, 1998, compared to $7 million for the same period in 1997. This increase is primarily due to an increase in interest expense as a result of the higher long-term debt balance when compared to the average debt balance for the period a year ago.

        INCOME TAX EXPENSE. Income tax expense was $19 million for the three months ended March 31, 1998 as compared to $15 million for the same period in 1997. The increase in income tax expense resulted from the increase in the growth in earnings before taxes. The Company analyzes and adjusts its effective tax rate, if necessary, on a quarterly basis.

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

        CASH FLOWS - OPERATING ACTIVITIES. The Company's operations provided $78 million of cash for the three months ended March 31, 1998, compared to $41 million for the same period in 1997. Excluding the securitization activity, cash from operations was $47 million for the three month period ended March 31, 1998, compared to $41 million for the same period in 1997.

        CASH FLOWS - INVESTING ACTIVITIES. The Company has supported its growth strategy with capital expenditures and acquisitions. During the three months ended March 31, 1998, the Company used $97 million for investing activities as compared to $53 million for the same period in 1997. In the first quarter of 1998, the Company spent $97 million, as compared to $47 million for the quarter ended March 31, 1997, in capital expenditures to acquire additional switching, transmission and distribution capacity, as well as to develop and license information systems support, representing an increase of $50 million. This increase includes progress payments totaling $14 million for various fiber routes which the Company is purchasing to extend its owned fiber-optic Network.

        CASH FLOWS-FINANCING ACTIVITIES. Financing activities provided a net $19 million for the three months ended March 31, 1998, compared with $9 million provided by financing activities during the same period in 1997. Financing activities for the quarter ended March 31, 1998 included proceeds of $14 million from employee stock plans and warrants.

        CAPITAL RESOURCES. The net proceeds from the issuance of Senior Notes in June 1997 were used to repay outstanding indebtedness and for working capital and general corporate purposes.

        The Company has a $750 million Credit Facility with a syndicate of banks, which allows the Company to borrow funds on a daily basis. As a result, the Company uses its available cash to reduce the balance of its borrowings and usually maintains no cash on hand. As of March 31, 1998, there was no outstanding balance on the Credit Facility. The interest rate on the debt outstanding is variable based on several indices (See Note 5 to the Condensed Consolidated Financial Statements). The Credit Facility contains certain financial and negative covenants. As of March 31, 1998, the Company was in compliance with all covenants.

        The Company has three separate Discretionary Line of Credit Agreements (Lines of Credit) with commercial banks for a total of $75 million. The Lines of Credit provide flexible short-term borrowing facilities at competitive rates dependent upon a market indicator. Any outstanding balance is reflected in long-term debt in the accompanying consolidated balance sheets due to borrowing availability under the Credit Facility to repay such balances. As of March 31, 1998, there was a $14 million outstanding balance on the Lines of Credit.

        The Company maintains a Securitization Program to sell a percentage ownership interest in a defined pool of the Company's trade accounts receivable. The Company can transfer an undivided interest in a designated pool of accounts receivable on an ongoing basis to maintain the participation interest up to $150 million. At March 31, 1998, the pool of trade accounts receivable which was available for sale was approximately $140 million and the amount of receivables sold, but not collected was approximately $100 million.

        The consummation of the proposed merger with Qwest will constitute a change in control of the Company, which is an event of default under the Credit Facility and the Securitization Program. In addition, an event of default under the Credit Facility also constitutes an event of default under the headquarters lease. The Lines of Credit are discretionary lines which may be discontinued at any time at the sole discretion of the providing banks. The Senior Notes permit mergers and consolidations, subject to compliance with certain terms of the governing indenture. The merged company intends to negotiate waivers of such defaults prior to the consummation of the proposed merger, or shortly thereafter. There can be no assurance that such waivers will be negotiated. In the event that such waivers are not obtained, alternative sources of financing will be required. There can be no assurance that such alternative sources of financing will be available to the merged company on terms and at interest rates comparable to the present credit facilities.

        CAPITAL REQUIREMENTS. During 1998, the Company expects that its non-binding commitment for capital expenditures, which is dependent on the Company's geographic and revenue growth, to increase from 1997 levels. These on-going capital requirements are primarily for switching and transmission facilities, technology platforms and information systems applications.

        In addition to its ongoing capital requirements, the Company has entered into several agreements to extend its owned fiber-optic network throughout several geographic areas of the United States. The Company has binding commitments to purchase fiber-optic capacity and related equipment and will make payments of approximately $270 million. During the first quarter of 1998, the Company made progress payments totaling $14 million for such fiber expansion. The timing of other payments will depend on the delivery and acceptance of facilities, which is expected to be completed in 1998. The Company believes it has adequate cash flow and borrowing capacity to fund planned capital expenditures.

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

        In October 1997, the Company amended a contract with a significant carrier. Under the original contract, the Company had an obligation to use that carrier for a significant percentage of domestic and international services that the Company provides through its leased facilities. Under the terms of the amended contract, the Company received a reduction in usage commitments and a usage credit, in exchange for agreeing to increases in certain rates. The Company expects to mitigate the impact of these increased rates by applying the usage credit against future activity over the life of the amended contract and by migrating traffic to other lower priced vendors. In addition, under the amended contract the Company will swap fiber along routes with excess capacity in exchange for fiber along strategic routes beneficial to the Company. Since October 1997, the Company has negotiated several contracts to provide alternative sources of domestic and international services to reduce the reliance from this significant carrier. If the Company is unable to identify additional lower cost traffic routes, it may incur increased facility costs when the available usage credit is exhausted. The Company does not expect that the amended contract will have a material adverse impact on its results of operations.

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

        The Company has an agreement with ACN, a third party sales agent, through April 2011. The agreement contains a provision whereby ACN will receive a payment if there is a change in the control of the Company. The change in control payment is calculated based on a multiple of three times the average monthly collected revenue generated by customers signed up by ACN to use the Company's long-distance services. The monthly collected revenue average is calculated over a 24-month performance period subsequent to the change in control. The amount of this payment is therefore dependent upon ACN's level of performance during the entire performance period. The proposed merger between the Company and Qwest would constitute a change in control as defined in the agreement with ACN. Should the proposed merger occur in the second or third quarter of 1998, the change in control payment has been estimated to be approximately $75 million to $90 million in total, half of which is due approximately six months after the merger closes. The second half of the change in control payment is due twenty-five months after the merger closes. In addition to the change in control provision, the acquiring company would receive a 31% reduction in the ongoing commission rates paid to ACN.

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

        PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 - SAFE HARBOR CAUTIONARY STATEMENT. This report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995 (the Reform Act). These forward-looking statements express the beliefs and expectations of management regarding LCI's future results and performance and include, without limitation, the following: statements concerning the Company's future outlook; the Company's plans to enter the local service market; the effect of federal and state regulatory and judicial rulings pertaining to the Act, local service competition and RBOC entry into the long-distance market; the impact of marketplace competition on pricing strategies and rates; expected revenue growth; the cost reduction strategies and opportunities to expand the Network which may allow for increased gross margin; expected future interest rates; funding of capital expenditures and operations; the Company's beliefs regarding a catastrophic service failure; and other similar expressions concerning matters that are not historical facts.

        Such statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results, performance and/or achievements of the Company to differ materially from any future results, performance or achievements, expressed or implied by the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements and any such statement is qualified by reference to the following cautionary statements. In connection with the safe harbor provisions of the Reform Act, the Company's management is hereby identifying important factors that could cause actual results to differ materially from management's expectations including, without limitation, the following: increased levels of competition in the telecommunications industry (including the competitive factors described in Industry Environment), including RBOC entry into the interLATA long-distance industry and the corresponding impact on pricing; the adoption and application of rules and regulations related to the implementation of the Act, including the decisions of federal and state regulatory agencies and courts interpreting and applying the Act; the impact of access charge reform; the ability to negotiate appropriate local service agreements with LECs; the timely delivery of planned Network expansions; the Company's ability to identify lower priced vendors for certain services; the proposed merger with Qwest and other risks described from time to time in the Company's periodic filings with the Securities and Exchange Commission. The Company is not required to publicly release any changes to these forward-looking statements for events occurring after the date hereof, or to reflect other unanticipated events.

        PROPOSED MERGER. On March 8, 1998, the Company entered into a merger agreement with Qwest Communications International Inc. (Qwest) and a subsidiary of Qwest pursuant to which LCI will become a wholly owned subsidiary of Qwest. The all-stock transaction is valued at approximately $4.4 billion. Under the terms of the agreement, each of the outstanding shares of the Company's common stock, par value $.Ol per share, will be converted into $42 of Qwest common stock, subject to certain exceptions. The number of shares of Qwest common stock to be exchanged for each share of the Company's common stock will be determined by dividing $42 by a 15-day volume weighted average of trading prices for Qwest common stock prior to the closing, but will not be less than 1.0625 shares (if Qwest's average stock price exceeds $39.53) or more than 1.5583 shares (if Qwest's average stock price is less than $26.95). The Company may terminate the merger agreement if Qwest's average stock price is less than $26.95, unless Qwest then agrees to exchange for each share of common stock of the Company the number of Qwest shares determined by dividing $42 by such average price. The merger is intended to qualify as a tax-free reorganization and will be accounted for as a purchase. It is anticipated that the merger will occur by the second or third quarter of 1998. The transaction is subject to the majority vote of the outstanding shares of Qwest and LCI and to other customary conditions such as receipt of regulatory approvals. The majority shareholder of Qwest has entered into an agreement to vote in favor of the merger. There can be no assurances that the conditions to closing of the merger will be met.

        ACCOUNTING PRONOUNCEMENTS NOT YET EFFECTIVE. Two new accounting pronouncements, regarding comprehensive income and segment information, were issued in 1997 and are effective for fiscal years beginning after December 15, 1997. The pronouncement concerning comprehensive income is not applicable to the Company's operations. The Company does not expect any significant impact from the adoption of the pronouncement concerning segment information. Disclosure of interim segment information is not required in the year of adoption and therefore is not incorporated in this quarterly report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In 1997, the Company issued $350 million of 7.25% Senior Notes (Notes), which mature on June 15, 2007 and pay interest semi-annually on June 15 and December 15 of each year, beginning December 15, 1997. The effective interest rate is 7.58%. As of March 31, 1998, the fair market value of the Notes was approximately $345 million. As a result of issuing fixed interest rate securities, the Company is less sensitive to market rate fluctuations.

        The Company has three discretionary line of credit agreements (Lines of Credit) with commercial banks for a total of $75 million. As of March 31, 1998, the outstanding balance under the Lines of Credit was $14 million, with an interest rate of 6.44%. The Lines of Credit provide flexible short-term borrowing at competitive rates dependent upon a market indicator. The carrying value of the Lines of Credit approximates its fair market value. The Lines of Credit exposure to market rate fluctuations are limited since each borrowing is repriced based on current market conditions.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        As of the date of this Form 10-Q, LCI is aware of three lawsuits that have been filed in the Court of Chancery of the State of Delaware relating to the merger. The first suit, Shapiro v. [Mc]Connell, was filed on March 9, 1998 and names LCI, certain of its directors and Qwest as defendants. The second suit, Isquith v. LCI International, Inc., was filed on March 10, 1998 and names LCI and certain of its directors as defendants. The third suit, Rehm v. Thompson, was filed on March 12, 1998 and names LCI, certain of its directors and Qwest as defendants. Each suit was brought by a purported stockholder of LCI, individually and allegedly as a class action on behalf of all stockholders of LCI. Generally these suits allege breach of fiduciary duty by the Board of Directors of LCI in connection with the Qwest merger agreement. They seek preliminary and permanent injunctive relief prohibiting the consummation of the merger, unspecified damages and other relief. In addition, on April 3, 1998, Phillips v. LCI International, Inc. was filed in U.S. District Court for the Eastern District of Virginia. This suit, brought by a purported stockholder of LCI individually and as a class action on behalf of certain LCI stockholders who sold LCI stock between February 17, 1998 and March 9, 1998, alleges violations of Section 10(b) of the Securities and Exchange Act of 1934 and Rule l0b-5 promulgated thereunder. The relief sought by plaintiff includes unspecified damages, costs and disbursements. LCI believes that these suits are without merit and intends to defend them vigorously.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: The exhibits filed as part of this report are set forth in the Index of Exhibits on page 29 of this report.

(b)     Reports on Form 8-K:

        On February 27, 1998, the Company filed a report on Form 8-K to publish the financial results of postmerger combined operations for the Company and USLD Communications Corp. in accordance with Item 5. Combined revenue and combined net income were reported for the month ended January 31, 1998.

        On March 10, 1998, the Company filed a report on Form 8-K in connection with the execution of a definitive Agreement and Plan of Merger between the Company and Quest Communications International Inc in accordance with Item 5.

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               LCI INTERNATIONAL, INC.

        DATE: May 5, 1998                          BY: /s/ Joseph A. Lawrence
              -----------                              ----------------------


                                               Executive Vice President and
                                                 Chief Financial Officer

                                               (as duly authorized officer and
                                                principal financial officer)

                                  EXHIBIT INDEX

The following Exhibits are included in this Quarterly Report on Form 10-Q:

 Exhibit                             Exhibit
 Number                              Description
-------- -----------------------------------------------------------------------

2(c) Agreement and Plan of Merger, dated as of March 10, 1998, by and among LCI International, Inc., and Qwest Communications International Inc.(1)

3(i)(a)  Amended and Restated Certificate of Incorporation.(2)

3(i)(c) Certification of Designation, Preferences and Rights of Junior Participating Preferred Stock.(3)

3(ii)    Amended and Restated By-laws.(4)

27       Financial Data Schedule





(1) Incorporated by reference from the Company's Current Report on Form 8-K dated March 10, 1998.

(2) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.

(3) Incorporated by reference from the Company's Quarterly Report on Form 10-Q/A for the fiscal year ended March 31, 1997

(4) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.